Form 10-Q
period 2021-09-30
Oxus Acquisition Corp.
filed 2021-11-15
CIK 1852973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-40778

OXUS ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300/26 Dostyk Avenue Almaty, Kazakhstan	050020
(Address of principal executive offices)	(Zip Code)

+7 (727)355-8021

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one Warrant	OXUSU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	OXUS	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	OXUSW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 15, 2021, there were 17,550,000 Class A ordinary shares, par value $0.0001 per share, and 4,312,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

OXUS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Balance Sheet as of September 30, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from February 3, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the period from February 3, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from February 3, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

i

OXUS ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

As of September 30, 2021

ASSETS
Current Assets:
Cash	$1,747,044
Prepaid expenses	17,149
Total Current Assets	1,764,193

Cash held in Trust Account	175,950,628
TOTAL ASSETS	$177,714,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued offering costs and expenses	$65,234
Total Current Liabilities	65,234

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption, 17,250,000 shares at redemption value (at approximately $10.20 per share)	175,950,000

Shareholders’ Equity
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 300,000 issued and outstanding (excluding 17,250,000 shares subject to possible redemption)	30
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding	431
Additional paid-in capital	1,725,135
Accumulated deficit	(26,009)
Total Shareholders’ Equity	1,699,587
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$177,714,821

The accompanying notes are an integral part of the unaudited condensed financial statements.

OXUS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Period from February 3, 2021 (inception) through September 30, 2021
Formation and operating expenses	$7,929	$26,637
Loss from operations	(7,929)	(26,637)
Other income:
Dividend received	628	628
Net loss	$(7,301)	$(26,009)

Basic and diluted weighted average redeemable Class A ordinary shares outstanding	4,046,703	1,540,795
Basic and diluted net loss per redeemable Class A ordinary share	$(0.00)	$(0.00)

Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,155,082	4,031,015
Basic and diluted net loss per non-redeemable ordinary share	$(0.00)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

OXUS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the period from February 3, 2021 (inception) through September 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – February 3, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	4,312,500	431	24,569	-	25,000
Issuance of Underwriter Founder Shares	300,000	30	-	-	10	-	40
Net loss	-	-	-	-	-	(18,708)	(18,708)
Balance - June 30, 2021 (Unaudited)	300,000	$30	4,312,500	$431	$24,579	$(18,708)	$6,332

Cash received from sale of Private Warrants	-	-	-	-	9,300,000	-	9,300,000
Reclassification for Class A ordinary shares to redemption amount	-	-	-	-	(18,121,944)	-	(18,121,944)
Fair value of Public Warrants	-	-	-	-	10,522,500	-	10,522,500
Net loss	-	-	-	-	-	(7,301)	(7,301)
Balance - September 30, 2021 (Unaudited)	300,000	$30	4,312,500	$431	$1,725,135	$(26,009)	$1,699,587

The accompanying notes are an integral part of the unaudited condensed financial statements.

OXUS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period from February 3, 2021 (inception) through September 30, 2021

Cash Flows from Operating Activities:
Net loss	$(26,009)
Dividend earned on securities held in Trust Account	(628)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued offering costs and expenses	65,234
Prepaid expenses	(17,149)
Net cash provided by operating activities	21,448

Cash flows from Investing Activities:
Investment of cash held in Trust Account	(175,950,000)
Net cash used in investing activities	(175,950,000)

Cash flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from issuance of Class A ordinary shares to underwriters	40
Proceeds from sale of Units, net of underwriting discounts paid	175,950,000
Proceeds from sale of Private Warrants	9,300,000
Proceeds from promissory note – related party	279,935
Repayment of promissory note – related party	(279,935)
Payment of offering costs	(7,599,444)
Net cash provided by financing activities	177,675,596

Net Change in Cash:	1,747,044
Cash - Beginning	-
Cash - Ending	$1,747,044

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs in accrued offering costs and expenses	$32,050
Issuance of Underwriter Founder Shares	$30

The accompanying notes are an integral part of the unaudited condensed financial statements.

OXUS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS

Oxus Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on February 3, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

Although the Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination, the Company intends to focus its search on targets in energy transition technologies, such as battery materials, energy storage, electric vehicle (“EV”) infrastructure and advanced recycling in emerging/frontier countries including the Commonwealth of Independent States (“CIS”), South and South-East Asia and Middle East and North Africa (“MENA”) regions. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On September 8, 2021, the Company closed its Initial Public Offering of 15,000,000 units at $10.00 per unit (the “Units” and, with respect to the ordinary shares included in the Units, the “Public Shares”) which is discussed in Note 4 and the sale of 8,400,000 warrants (each, a “Private Warrant” and collectively, the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to the Company’s sponsor, Oxus Capital Pte. Ltd (the “Sponsor”) and its underwriters that closed simultaneously with the closing of the Initial Public Offering (as described in Note 5). The Company has listed the Units on the Nasdaq Capital Market (“Nasdaq”).

Transaction costs amounted to $3.70 million consisting of $3.00 million in cash of underwriting fees and $0.70 million of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the Company’s signing a definitive agreement in connection with its initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

OXUS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

Upon the closing of the Initial Public Offering on September 8, 2021, the Company deposited $153.00 million ($10.20 per Unit) from the proceeds of the Initial Public Offering in the a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

On September 13, 2021, the underwriters exercised their over-allotment option in full (see Note 5), according to which the Company consummated the sale of an additional 2,250,000 Units, at $10.00 per Unit, and the sale of an additional 900,000 Private Warrants, at $1.00 per Private Warrant, generating total gross proceeds of $23.40 million. The proceeds from the sale of the additional Units were deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $175.95 million, and incurring additional cash underwriting discount of approximately $0.45 million.

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”.

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

OXUS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares (as defined at Note 6) and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until 18 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares (as defined at Note 6) if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

OXUS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.20 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since competed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that the financial statements were issued.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OXUS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A ordinary share subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary share in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable ordinary share classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company restated this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary share as temporary equity and to recognize reclassification from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company will present this restatement in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The Company has restated its financial statements to classify all redeemable Class A ordinary share as temporary equity and to record reclassification on the shares of Class A ordinary share.

Impact of the Restatement

The impact of the restatement on the 8-K balance sheet, as of September 8, 2021, is presented below. The restatement had no impact on net cash flows from operating and investing activities. The table below summarizes the changes to the previously issued financial information.

	As of September 8, 2021
	As Previously Reported	Restatement Adjustment	As Restated
BALANCE SHEET
Class A ordinary shares subject to possible redemption (at approximately $10.20 per share)	$149,753,787	$3,246,213	$153,000,000
Shareholders’ equity
Class A ordinary shares, $0.0001 par value	62	(32)	30
Additional paid-in capital	5,019,110	(3,246,181)	1,772,929
Accumulated deficit	(19,602)	-	(19,602)
Total shareholders’ equity/(deficit)	$4,999,570	$(3,246,213)	$1,753,357

OXUS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on September 7, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on September 15, 2021. The interim results for the period from February 3, 2021 (inception) through September 30, 2021, are not necessarily indicative of the results to be expected for the period from February 3, 2021 (inception) through December 31, 2021, or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as amended by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

OXUS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company had $1.75 million in cash as of September 30, 2021. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Cash held in Trust Account

At September 30, 2021, the Company had $175.95 million cash held in the Trust Account.

Ordinary Shares Subject to Possible Redemption

All of the 17,250,000 Class A ordinary shares sold as parts of the Units in the Initial Public Offering contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company had previously classified 14,681,744 Class A ordinary shares as permanent equity as of September 8, 2021. As part of the restatement of the Company’s financial statements, the Company has classified all of the Class A ordinary shares as redeemable. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to public warrants	(10,522,500)
Ordinary shares issuance costs	(4,149,444)
Sub-total	(14,671,944)
Plus:
Reclassification of carrying value to redemption value	18,121,944
Contingently redeemable ordinary shares	$175,950,000

OXUS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $4.15 million were charged to shareholders’ equity upon the completion of the Initial Public Offering ($3.45 million related to underwriters’ commissions and $0.70 million related to other offering expenses).

Net Loss Per Ordinary Share

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of share. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net loss per ordinary share is computed by dividing the pro rata net loss between the Class A ordinary share and the Class B ordinary share by the weighted average number of ordinary share outstanding for each of the periods. Weighted average shares were reduced for the effect of an aggregate of 1,125,000 shares of Class B ordinary share that was subject to forfeiture if the over-allotment option was not fully exercised, which was adjusted to 562,500 through July 2021 (see Note 6). All shares and associated amounts have been retroactively adjusted to reflect the forfeiture. The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

	For the Three Months Ended September 30, 2021	For the Period from February 3, 2021 (inception) through September 30, 2021

Ordinary shares subject to possible redemption
Numerator:
Net loss allocable to Class A ordinary shares subject to possible redemption	$(3,602)	$(7,192)
Denominator:
Weighted Average Redeemable Class A ordinary shares, Basic and Diluted	4,046,703	1,540,795
Basic and Diluted net loss per share, Redeemable Class A ordinary shares	$(0.00)	$(0.00)

Non-Redeemable Ordinary shares
Numerator:
Net loss allocable to Class B ordinary shares not subject to redemption	$(3,699)	$(18,817)
Denominator:
Weighted Average Non-Redeemable ordinary shares, Basic and Diluted	4,155,082	4,031,015
Basic and diluted net loss per share, ordinary shares	$(0.00)	$(0.00)

OXUS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the federal depository insurance coverage corporation limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits as of September 30, 2021.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from February 3, 2021 (inception) through September 30, 2021.

Warrants

The Company accounts for its Public and Private warrants as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

OXUS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Warrants (Continued)

In addition to the 23,400,000 warrants (representing 15,000,000 Public Warrants (as defined at Note 4) included in the units and 8,400,000 Private Warrants) issued by the Company at the close of the Initial Public Offering, a further 3,150,000 warrants (representing 2,250,000 Public Warrants (as defined at Note 4) included in the units and 900,000 Private Warrants) were issued as a result of the underwriters’ full exercise of the over-allotment options. All warrants were issued in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company offered for sale up to 15,000,000 Units (or 17,250,000 Units if the underwriters’ over-allotment option is exercised in full) at a purchase price of $10.00 per Unit. Each Unit consists, of one ordinary share and one warrant (“Public Warrant”). Each Public Warrant will entitle the holder to purchase one ordinary share at an exercise price of $11.50 per share, subject to adjustment.

On September 13, 2021, the underwriters fully exercised their over-allotment option and purchased an additional 2,250,000 Units, generating additional gross proceeds of approximately $22.50 million, and incurring additional cash underwriting discount of approximately $0.45 million. In connection with the sale of Units pursuant to the over-allotment option, the Company sold an additional 900,000 Private Warrants to the Sponsor and the underwriters generating additional gross proceeds of approximately $0.90 million. A total of approximately $23.40 million of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to approximately $175.95 million.

NOTE 5 — PRIVATE WARRANTS

Concurrently with the closing of the Initial Public Offering, the Sponsor and the underwriters purchased an aggregate of 8,400,000 Private Warrants, generating gross proceeds of $8.40 million in aggregate in a private placement. Each Private Warrant is exercisable for one ordinary share at a price of $11.50 per share, subject to adjustment.

As a result of the underwriters’ election to fully exercise their over-allotment option subsequent to balance sheet date, the Sponsor and the underwriters and its designees purchased an additional 900,000 Private Warrants, at a purchase price of $1.00 per Private Warrant.

OXUS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 5 — PRIVATE WARRANTS (Continued)

If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

NOTE 6 — RELATED PARTY TRANSACTIONS

Founder Shares

During the period from February 3, 2021 (inception) through March 22, 2021, the Sponsor paid $25,000 to cover certain formation and offering costs of the Company in consideration for 8,625,000 shares of Class B ordinary shares (the “Founder Shares”).

The Founder Shares include an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering.

On July 15, 2021, the Sponsor transferred an aggregate of 150,000 Founder Shares to the Company’s independent director nominees.

Through July 2021, the Sponsor surrendered an aggregate 4,312,500 Founder Shares to the Company for no consideration. All shares and associated amounts have been retroactively adjusted to reflect the share surrender.

As of September 30, 2021, no Class B ordinary share was available for forfeiture as a result of the underwriters’ full exercise of the over-allotment option.

Founder Shares are subject to lock-up until (i) with respect to 50% of the Founder Shares, the earlier of one year after the date of the consummation of the initial Business Combination and the date on which the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within a 30-trading day period commencing after the consummation of the initial Business Combination and (ii) with respect to the remaining 50% of the Founder Shares, the one-year anniversary of the consummation of the initial Business Combination. Notwithstanding the foregoing, the Founder Shares will be released earlier if, subsequent to the initial Business Combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

OXUS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 6 — RELATED PARTY TRANSACTIONS (Continued)

Underwriter Founder Shares

On March 23, 2021, the Company had issued to its underwriters and/or its designees, an aggregate of 400,000 shares of Class A ordinary shares at $0.0001 per share (“Underwriter Founder Shares”). The holders of the Underwriter Founder Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

Through June 2021, the underwriters and/or its designees effected surrendered an aggregate of 100,000 Underwriter Founder Shares to the Company for no consideration, resulting in a decrease in the total number of Class A ordinary shares outstanding from 400,000 to 300,000. All shares and associated amounts have been retroactively adjusted to reflect the share surrender.

In September 2021, subscription receivable of $40 was received from the underwriters in connection with the issuance of Underwriter Founder Shares.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, no Working Capital Loans were outstanding.

Related Party Payable

At close of the Initial Public Offering, the operating bank account of the Company held an excess of $0.86 million, resulting from an over funding in connection with the close of the Initial Public Offering. On September 9, 2021, the over funding was returned to the Sponsor.

OXUS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 6 — RELATED PARTY TRANSACTIONS (Continued)

Administrative Support Agreement

The Company has agreed to pay the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement, which was signed on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

OXUS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 7 — COMMITMENTS AND CONTINGENCIES (Continued)

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital, lnc. (“EarlyBirdCapital”) and Sova Capital Limited (“Sova Capital”) as advisors in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital and Sova Capital a cash fee for such services upon the consummation of a Business Combination of $4.50 million (or $5.23 million if the underwriters’ over-allotment is exercised in full) that equals to 3.0% of the gross proceeds of Initial Public Offering (exclusive of any applicable finders’ fees which might become payable).

NOTE 8 — SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per preferred share. As of September 30, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue up to 500,000,000 shares of Class A ordinary shares, with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. Through September 30, 2021, the underwriters and/or its designees effected a surrender of an aggregate of 100,000 Class A ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class A ordinary shares outstanding from 400,000 to 300,000. All shares and associated amounts have been retroactively adjusted to reflect the share surrender. At September 30, 2021, there were 300,000 shares of Class A ordinary shares issued and outstanding, which are non-redeemable. This number excludes 17,250,000 shares of Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. Through September 30, 2021, the Sponsor effected a surrender of an aggregate of 4,312,500 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 8,625,000 to 4,312,500. All shares and associated amounts have been retroactively adjusted to reflect the share surrender. As of September 30, 2021, there were 4,312,500 shares of Class B ordinary shares issued and outstanding. No Class B ordinary share was available for forfeiture at balance sheet date, resulting from the underwriters’ full exercise of the over-allotment option.

Holders of Class A ordinary shares and holders of Class B ordinary shares, voting together as a single class, shall have the exclusive right to vote for the election of directors and on all other matters submitted to a vote of the Company’s shareholder except as otherwise required by law. The shares of Class B ordinary shares will automatically convert into shares of Class A ordinary shares on a one-for-one basis (A) at any time and from time to time at the option of the holder thereof and (B) automatically on the business day following the closing of the Business Combination, subject to adjustment. In the case that additional shares of Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the closing of a Business Combination, the ratio at which shares of Class B ordinary shares shall convert into shares of Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding shares of Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A ordinary shares issuable upon conversion of all shares of Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 25% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering plus all shares of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a

OXUS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 8 — SHAREHOLDERS’ EQUITY (Continued)

Class B Ordinary Shares (Continued)

Business Combination. In addition, the calculation mentioned above will be subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering.

Redemption of Warrants When the Price per Share of Class A Ordinary shares Equals or Exceeds $18.00 —once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30 trading day period ending three business days before sending the notice of redemption to warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like).

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Company’s initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to our Sponsor or its affiliates, without taking into account any, Founder Shares held by our Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of the Company’s initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above in this section will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date financial statements were issued. Other than as described herein, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Oxus Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Oxus Capital Pte. Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on February 3, 2021 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Warrants, our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from commencement of operations through September 30, 2021, were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $7,301, which consisted of formation and operating expenses, and dividend income.

For the period from February 3, 2021 (commencement of operations) through September 30, 2021, we had a net loss of $26,009.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from the Sponsor.

On September 8, 2021, the Company consummated the Initial Public Offering of 15,000,000 units, at a price of $10.00 per unit, generating gross proceeds of $150.00 million. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,400,000 Private Warrants at a price of $1.00 per warrant in a private placement to Sponsor and the underwriters, generating gross proceeds of $8.40 million. On September 13, 2021, the underwriters exercised the over-allotment option in full and purchased an additional 2,250,000 units, generating gross proceeds of $22.50 million. In connection with the underwriters’ full exercise of the over-allotment option, the Company issued an additional 900,000 Private Warrants at a price of $1.00 per Warrant in a private placement to Sponsor and the underwriters, generating gross proceeds of $0.90 million.

Following the Initial Public Offering and the private placement, a total of $175.95 million was placed in the Trust Account (at $10.20 per Unit). We incurred $4.15 million in transaction costs, including $3.45 million of underwriting fees and $0.70 million of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our Business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

We have engaged EarlyBirdCapital, Inc. And Sova Capital Limited as advisors in connection with our Business Combination to assist us in holding meetings with our shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial Business Combination, assist us in obtaining shareholder approval for the Business Combination and assist us with our press releases and public filings in connection with the Business Combination. We will pay EarlyBirdCapital, Inc. and Sova Capital Limited a cash fee of up to an aggregate of $5.23 million for such services upon the consummation of our initial Business Combination (exclusive of any applicable finders’ fees which might become payable).

Critical Accounting Policies

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Warrants

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15.

We account for the Public Warrants and Private Warrants collectively (“Warrants”), as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to our own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

We evaluated the Public Warrants and Private Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” and concluded that they met the criteria for equity classification and are required to be recorded as part a component of additional paid-in capital at the time of issuance.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 17,250,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary share is excluded from EPS as the redemption value approximates fair value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021.

Our internal control over financial reporting did not result in the proper accounting classification of ordinary shares subject to possible redemption we issued in September 2021 which, due to its impact on our financial statements, we determined to be a material weakness.

The Company restated its audited balance sheet filed on Form 8-K as of September 8, 2021, to reclassify all the Company’s ordinary shares subject to possible redemption in temporary equity. The impact of the restatement is described in the Note 2 of the accompanying financial statements.

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the period September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management identified a material weakness in internal controls related complex financial instruments, as described above. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering filed with the SEC on September 7, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus of our Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 22, 2021, we issued 8,625,000 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.003 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In addition, we issued 200,000 Class A ordinary shares, at a price of $0.0001 per share, to each of EarlyBirdCapital and Sova Capital and/or their respective designees for an aggregate of 400,000 Class A ordinary shares in a private placement in March 2021. On June 10, 2021 and July 14, 2021, our sponsor forfeited an aggregate of 4,312,500 founder shares, such that our sponsor owns an aggregate of 4,312,500 founder shares. In addition, on June 10, 2021 and July 14, 2021, each of EarlyBirdCapital and Sova Capital forfeited 50,000 underwriter founder shares. In July 2021, our sponsor transferred 50,000 founder shares to each of our independent director nominees at their original purchase price.

On September 8, 2021, we consummated the Initial Public Offering of 15,000,000 Units. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Ordinary Shares”) and one redeemable warrant (each, a “Warrant”), each Warrant entitling the holder thereof to purchase one Ordinary Share at an exercise price of $11.50 per share, subject to adjustment, pursuant to the Company’s registration statement on Form S-1 (File Nos. 333-258183). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $150,000,000.

On September 9, 2021, the underwriters notified the Company of their exercise of the over-allotment option in full and, on September 13, 2021, the underwriters purchased 2,250,000 additional Units (the “Additional Units”) at $10.00 per Additional Unit upon the closing of the over-allotment option, generating additional gross proceeds of $22,500,000.

As previously reported on a Current Report on Form 8-K of the Company, on September 8, 2021, simultaneously with the consummation of the Offering, the Company completed a private placement of an aggregate of 8,400,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $8,400,000 (the “Private Placement”).  On September 13, 2021, simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 900,000 Private Warrants at $1.00 per additional Private Warrant (the “Additional Private Warrants”), generating additional gross proceeds of $900,000.

A total of $22,950,000 of the net proceeds from the sale of the Additional Units and the Additional Private Warrants was deposited in a trust account established for the benefit of the Company’s public shareholders, with Continental Stock Transfer & Trust Company acting as trustee, bringing the aggregate proceeds held in the Trust Account to $175,950,000.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 9, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

oxus acquisition corp.

Date: November 15, 2021	By:	/s/ Kanat Mynzhanov
	Name:	Kanat Mynzhanov
	Title:	Chief Executive Officer

Date: November 15, 2021	By:	/s/ Askar Mametov
	Name:	Askar Mametov
	Title:	Chief Financial Officer