Form 10-Q
period 2022-03-31
Oxus Acquisition Corp.
filed 2022-05-23
CIK 1852973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 19, 2022, there were 17,250,000 Class A ordinary shares, par value $0.0001 per share, and 4,312,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

OXUS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	1

	Condensed Statements of Operations for the Three Months Ended March 31, 2022 and for the Period from February 3, 2021 (inception) through March 31, 2021 (unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2022 and for the Period from February 3, 2021 (inception) through March 31, 2021 (unaudited)	3

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and for the Period from February 3, 2021 (inception) through March 31, 2021 (unaudited)	4

	Notes to the Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

i

Item 1. Financial Statements

OXUS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$950,292	$1,123,384
Prepaid expenses	300,275	312,584
Total Current Assets	1,250,567	1,435,968

Cash held in Trust Account	175,968,324	175,953,964
Prepaid expenses	22,212	96,252
TOTAL ASSETS	$177,241,103	$177,486,184

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued offering costs and expenses	$541,152	$235,051
Total Current Liabilities	541,152	235,051

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 17,250,000 shares at redemption value (at approximately $10.20 per share)	175,968,324	175,950,000

Shareholders’ Equity
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 300,000 issued and outstanding (excluding 17,250,000 shares subject to possible redemption)	30	30
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	1,689,972	1,708,296
Accumulated deficit	(958,806)	(407,624)
Total Shareholders’ Equity	731,627	1,301,133
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$177,241,103	$177,486,184

The accompanying notes are an integral part of the condensed financial statements.

OXUS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2022	For the Period from February 3, 2021 (inception) through March 31, 2021
Formation and operating expenses	$565,542	$18,708
Loss from operations	(565,542)	(18,708)
Other income:
Dividend income	14,360	-
Net loss	$(551,182)	$(18,708)

Basic and diluted weighted average redeemable Class A ordinary shares outstanding	17,250,000	-
Basic and diluted net loss per redeemable Class A ordinary share	$(0.03)	-

Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,612,500	3,798,214
Basic and diluted net loss per non-redeemable ordinary share	$(0.03)	$(0.00)

The accompanying notes are an integral part of the condensed financial statements.

OXUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2021	300,000	$30	4,312,500	$431	$1,708,296	$(407,624)	$1,301,133
Remeasurement of Class A ordinary shares to redemption amount	-	-	-	-	(18,324)	-	(18,324)
Net loss	-	-	-	-	-	(551,182)	(551,182)
Balance – March 31, 2022	300,000	$30	4,312,500	$431	$1,689,972	$(958,806)	$731,627

For the Period from February 3, 2021 (inception) through March 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – February 3, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	4,312,500	431	24,569	-	25,000
Issuance of Underwriter Founder Shares	300,000	30	-	-	10	-	40
Net loss	-	-	-	-	-	(18,708)	(18,708)
Balance - March 31, 2021	300,000	$30	4,312,500	$431	$24,579	$(18,708)	$6,332

The accompanying notes are an integral part of the condensed financial statements.

OXUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2022	For the Period from February 3, 2021 (inception) through March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(551,182)	$(18,708)
Dividend earned on securities held in Trust Account	(14,360)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued offering costs and expenses	306,101	790
Prepaid expenses	86,349	-
Net cash used in operating activities	(173,092)	(17,918)

Cash flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	-	25,000
Payment of offering costs	-	(7,082)
Net cash provided by financing activities	-	17,918

Net Change in Cash:	(173,092)	-
Cash - Beginning	1,123,384	-
Cash - Ending	$950,292	$-

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs in accrued offering costs and expenses	$-	$24,129
Issuance of Underwriter Founder Shares	$-	$30
Remeasurement for Class A ordinary shares subject to redemption	$18,324	$-

The accompanying notes are an integral part of the condensed financial statements.

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had $0.95 million in its operating bank account, $175.97 million of cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital of $0.71 million.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

Going Concern (Continued)

The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of the Company’s management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the period presented.

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company had $0.95 million and $1.12 million in cash as of March 31, 2022 and December 31, 2021, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Held in Trust Account

At March 31, 2022 and December 31, 2021, the Company had $175.97 million and $175.95 million respectively, of cash held in the Trust Account that were held in U.S. Treasury Securities.

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

As of March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

	March 31, 2022	December 31, 2021
Gross proceeds	$172,500,000	$172,500,000
Less:
Proceeds allocated to public warrants	(10,522,500)	(10,522,500)
Ordinary shares issuance costs	(3,874,702)	(3,874,702)
Sub-total	(14,397,202)	(14,397,202)
Plus:
Remeasurement of Class A ordinary shares to initial redemption amount	17,847,202	17,847,202
Remeasurement of carrying value to redemption value	18,324	-
Class A ordinary shares subject to possible redemption	$175,968,324	$175,950,000

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

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	For the Three Months Ended March 31, 2022	For the Period from February 3, 2021 (inception) through March 31, 2021

Ordinary shares subject to possible redemption
Numerator:
Net loss allocable to Class A ordinary shares subject to possible redemption	$(434,895)	$-
Denominator:
Weighted average redeemable Class A ordinary shares, basic and diluted	17,250,000	-
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(0.03)	$-

Non-redeemable ordinary shares
Numerator:
Net income loss allocable to non-redeemable ordinary shares	$(116,287)	$(18,708)
Denominator:
Weighted average non-redeemable ordinary shares, basic and diluted	4,612,500	3,798,214
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.03)	$(0.00)

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets.

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. A tax position related to the benefits recognized must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022. The Company is subject to income tax examinations by major taxing authorities since inception in 2021.

The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction as of March 31, 2022. There is currently no income taxation imposed on the Company by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company, therefore, income taxes (current and deferred) are not reflected in the Company’s condensed financial statements as of March 31, 2022.

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

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

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

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its condensed financial statements.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

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

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 4 — PRIVATE WARRANTS

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

NOTE 5 — RELATED PARTY TRANSACTIONS

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

The allocation of the Founder Shares to the director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 150,000 Founder Shares granted to the Company’s independent director nominees in July 2021 was $0.38 million or $2.54 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. As of March 31, 2022 and December 31, 2021, the Company determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Through July 2021, the Sponsor surrendered an aggregate 4,312,500 Founder Shares to the Company for no consideration. All shares and associated amounts have been retroactively adjusted to reflect the share surrender.

As of March 31, 2022 and December 31, 2021, no Class B ordinary shares were available for forfeiture as a result of the underwriters’ full exercise of the over-allotment option.

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 5 — RELATED PARTY TRANSACTIONS (Continued)

Founder Shares (Continued)

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

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 5 — RELATED PARTY TRANSACTIONS (Continued)

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022, no Working Capital Loans were outstanding.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

For the three months ended March 31, 2022, the Company accrued $30,000 for these services, of which such amount is included in the operating costs on accompanying condensed statement of operations.

For the period from February 3, 2021 (inception) through March 31, 2021, such fees were not recorded.

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

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 6 — COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per preferred share. As of March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue up to 500,000,000 shares of Class A ordinary shares, with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. Through December 31, 2021, the underwriters and/or its designees effected a surrender of an aggregate of 100,000 Class A ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class A ordinary shares outstanding from 400,000 to 300,000. All shares and associated amounts have been retroactively adjusted to reflect the share surrender. At March 31, 2022 and December 31, 2021, there were 300,000 shares of Class A ordinary shares issued and outstanding, which are non-redeemable. This number excludes 17,250,000 shares of Class A ordinary shares subject to possible redemption.

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

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 7 — SHAREHOLDERS’ EQUITY (Continued)

Class B Ordinary Shares (Continued)

All shares and associated amounts have been retroactively adjusted to reflect the share surrender. As of March 31, 2022 and December 31, 2021, there were 4,312,500 shares of Class B ordinary shares issued and outstanding. No Class B ordinary share was available for forfeiture at balance sheet date, resulting from the underwriters’ full exercise of the over-allotment option.

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

Redemption of Warrants When the Price per Share of Class A Ordinary shares Equals or Exceeds $18.00 — once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

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

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 7 — SHAREHOLDERS’ EQUITY (Continued)

Warrants (Continued)

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

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 8 – FAIR VALUE MEASUREMENTS (Continued)

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2022 by level within the fair value hierarchy:

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Marketable securities held in Trust Account	$175,968,324	$-	$-
	$175,968,324	$-	$-

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2021 by level within the fair value hierarchy:

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Marketable securities held in Trust Account	$175,953,964	$-	$-
	$175,953,964	$-	$-

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date financial statements were issued. Other than as described herein, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “us” or the “Company” refer to Oxus Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Oxus Capital Pte. Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2022, were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $0.55 million, which consisted of dividend income of $14,360, offset by operating expenses of $0.57 million.

For the period from February 3, 2021 (inception) through March 31, 2021, we had a net loss of $18,708, which consisted of formation expenses.

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

For the three months ended March 31, 2022, cash used in operating activities was $0.17 million. Net loss of $0.55 million was offset by the dividend received of $14,360. Changes in operating assets and liabilities provided $0.39 million of total cash for operating activities.

For the period from February 3, 2021 (inception) through March 31, 2021, cash used in operating activities was $17,918. Net loss was of $18,708. Changes in operating assets and liabilities provided $790 of total cash for operating activities.

As of March 31, 2022 and December 31, 2021, we had cash and marketable securities held in Trust Account of $175.97 million and $175.95 million respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022 and December 31, 2021, we had cash of $0.95 million and $1.12 million outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

As of March 31, 2022, the Company had $0.95 million in its operating bank account, $175.97 million of cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital of $0.71 million.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

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

For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the condensed statements of operations.  We evaluated the Public Warrants and Private Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” and concluded that they met the criteria for equity classification and are required to be recorded as part a component of additional paid-in capital at the time of issuance.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 17,250,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the first quarter of the fiscal year covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management identified a material weakness in internal controls related to complex financial instruments, as described above. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report, except for the following risk factors:

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

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 8, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

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

oxus acquisition corp.

Date: May 23, 2022	By:	/s/ Kanat Mynzhanov
	Name:	Kanat Mynzhanov
	Title:	Chief Executive Officer

Date: May 23, 2022	By:	/s/ Askar Mametov
	Name:	Askar Mametov
	Title:	Chief Financial Officer