Form 10-Q
period 2022-06-30
Oxus Acquisition Corp.
filed 2022-08-02
CIK 1852973

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, there were 17,550,000 Class A ordinary shares, par value $0.0001 per share, and 4,312,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

OXUS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 and December 31, 2021	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022 and for the Period from February 3, 2021 (inception) through June 30, 2021	2

	Condensed Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2022 and for the Period from February 3, 2021 (inception) through June 30, 2021	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from February 3, 2021 (inception) through June 30, 2021	4

	Notes to the Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

i

Item 1. Financial Statements

OXUS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$726,466	$1,123,384
Prepaid expenses, current	247,624	312,584
Total Current Assets	974,090	1,435,968

Cash held in Trust Account	176,218,227	175,953,964
Prepaid expenses, non-current	-	96,252
TOTAL ASSETS	$177,192,317	$177,486,184

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued offering costs and expenses	$779,911	$235,051
Total Current Liabilities	779,911	235,051

Commitments and Contingencies

Class A ordinary shares, par value $0.0001; subject to possible redemption, 17,250,000 shares at redemption value	176,218,227	175,950,000

Shareholders’ Equity
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 300,000 issued and outstanding (excluding 17,250,000 shares subject to possible redemption)	30	30
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	1,440,069	1,708,296
Accumulated deficit	(1,246,351)	(407,624)
Total Shareholders’ Equity	194,179	1,301,133
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$177,192,317	$177,486,184

The accompanying notes are an integral part of the unaudited condensed financial statements.

OXUS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Period from February 3, 2021 (inception) through June 30, 2021
Formation and operating expenses	$537,448	$-	$1,102,990	$18,708
Loss from operations	(537,448)	-	(1,102,990)	(18,708)
Other income:
Dividend income	249,903	-	264,263	-
Net loss	$(287,545)	$-	$(838,727)	$(18,708)

Basic and diluted weighted average redeemable Class A ordinary shares outstanding	17,250,000	-	17,250,000	-
Basic and diluted net loss per redeemable Class A ordinary share	$(0.01)	$0.00	$(0.04)	$0.00

Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,612,500	4,050,000	4,612,500	3,953,425
Basic and diluted net loss per non-redeemable ordinary share	$(0.01)	$0.00	$(0.04)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

OXUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

For the Three and Six Months Ended June 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2021	300,000	$30	4,312,500	$431	$1,708,296	$(407,624)	$1,301,133
Remeasurement of Class A ordinary shares to redemption amount	-	-	-	-	(18,324)	-	(18,324)
Net loss	-	-	-	-	-	(551,182)	(551,182)
Balance – March 31, 2022	300,000	$30	4,312,500	$431	$1,689,972	$(958,806)	$731,627
Remeasurement of Class A ordinary shares to redemption amount	-	-	-	-	(249,903)	-	(249,903)
Net loss	-	-	-	-	-	(287,545)	(287,545)
Balance – June 30, 2022	300,000	$30	4,312,500	$431	$1,440,069	$(1,246,351)	$194,179

For the Period from February 3, 2021 (inception) through June 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – February 3, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	4,312,500	431	24,569	-	25,000
Issuance of Underwriter Founder Shares	300,000	30	-	-	10	-	40
Net loss	-	-	-	-	-	(18,708)	(18,708)
Balance – March 31, 2021	300,000	$30	4,312,500	$431	$24,579	$(18,708)	$6,332
Net income	-	-	-	-	-	-	-
Balance - June 30, 2021	300,000	$30	4,312,500	$431	$24,579	$(18,708)	$6,332

The accompanying notes are an integral part of the unaudited condensed financial statements.

OXUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2022	For the Period from February 3, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(838,727)	$(18,708)
Dividend income	(264,263)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued offering costs and expenses	544,860	790
Prepaid expenses, current	64,960	-
Prepaid expenses, non-current	96,252	-
Net cash used in operating activities	(396,918)	(17,918)

Cash flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	-	25,000
Proceeds from promissory note – related party	-	279,935
Payment of offering costs	-	(199,283)
Net cash provided by financing activities	-	105,652

Net Change in Cash:	(396,918)	87,734
Cash - Beginning	1,123,384	-
Cash - Ending	$726,466	$87,734

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs in accrued offering costs and expenses	$-	$32,051
Issuance of Underwriter Founder Shares	$-	$30
Remeasurement for Class A ordinary shares subject to redemption	$268,227	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

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

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares (as defined at Note 5) if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

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

As of June 30, 2022, the Company had $0.73 million in its operating bank account, $176.22 million of cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital of $0.19 million.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

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

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Estimates made in preparing these condensed financial statements include, among other things, the fair value measurement of shares transferred by the Sponsor to independent director nominees. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company had $0.73 million and $1.12 million in cash as of June 30, 2022 and December 31, 2021, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Held in Trust Account

At June 30, 2022 and December 31, 2021, the Company had $176.22 million and $175.95 million respectively, of cash held in the Trust Account that were held in U.S. Treasury Securities.

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

As of June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

	June 30, 2022	December 31, 2021
Gross proceeds	$172,500,000	$172,500,000
Less:
Proceeds allocated to public warrants	(10,522,500)	(10,522,500)
Ordinary shares issuance costs	(3,874,702)	(3,874,702)
Sub-total	(14,397,202)	(14,397,202)

Plus:
Remeasurement of Class A ordinary shares to initial redemption amount	17,847,202	17,847,202
Remeasurement of carrying value to redemption value	268,227	-
Class A ordinary shares subject to possible redemption	$176,218,227	$175,950,000

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

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Period from February 3, 2021 (inception) through June 30, 2021

Ordinary shares subject to possible redemption
Numerator:
Net loss allocable to Class A ordinary shares subject to possible redemption	$(226,879)	$-	$(661,774)	$-
Denominator:
Weighted average redeemable Class A ordinary shares, basic and diluted	17,250,000	-	17,250,000	-
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(0.01)	$0.00	$(0.04)	$0.00

Non-redeemable ordinary shares
Numerator:
Net loss allocable to non-redeemable ordinary shares	$(60,666)	$-	$(176,953)	$(18,708)
Denominator:
Weighted average non-redeemable ordinary shares, basic and diluted	4,612,500	4,050,000	4,612,500	3,953,425
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.01)	$0.00	$(0.04)	$(0.00)

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

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. A tax position related to the benefits recognized must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022. The Company is subject to income tax examinations by major taxing authorities since inception in 2021.

The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction as of June 30, 2022. There is currently no income taxation imposed on the Company by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company, therefore, income taxes (current and deferred) are not reflected in the Company’s condensed financial statements as of June 30, 2022.

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

In addition to the 23,400,000 warrants (representing 15,000,000 Public Warrants (as defined at Note 3) included in the units and 8,400,000 Private Warrants) issued by the Company at the close of the Initial Public Offering, a further 3,150,000 warrants (representing 2,250,000 Public Warrants (as defined at Note 3) included in the units and 900,000 Private Warrants) were issued as a result of the underwriters’ full exercise of the over-allotment options. All warrants were issued in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity and they met the criteria for equity classification and are required to be recorded as part a component of additional paid-in capital at the time of issuance.

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 ─ INITIAL PUBLIC OFFERING

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

JUNE 30, 2022

(Unaudited)

NOTE 4 ─ PRIVATE WARRANTS

Concurrently with the closing of the Initial Public Offering, the Sponsor and the underwriters purchased an aggregate of 8,400,000 Private Warrants, generating gross proceeds of $8.40 million in aggregate in a private placement. Each Private Warrant is exercisable for one ordinary share at a price of $11.50 per share, subject to adjustment.

As a result of the underwriters’ election to fully exercise their over-allotment option on September 13, 2021, the Sponsor and the underwriters and its designees purchased an additional 900,000 Private Warrants, at a purchase price of $1.00 per Private Warrant.

If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

NOTE 5 ─ RELATED PARTY TRANSACTIONS

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

The allocation of the Founder Shares to the director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 150,000 Founder Shares granted to the Company’s independent director nominees in July 2021 was $0.38 million or $2.54 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. The fair value of the allocated Founder Shares was measured at fair value using a Black Scholes simulation model.

On May 31, 2022, Mr. Sergei Ivashkovsky resigned from his position as independent director within the Company and returned 50,000 Founder Shares to the Sponsor. On June 1, 2022, Mr. Karim Zahmoul was appointed as independent director. On June 7, 2022, 50,000 Founder Shares were transferred to Mr. Karim Zahmoul by the Sponsor. The fair value of the 50,000 Founder Shares granted to the Mr. Karim Zahmoul on June 7, 2022 was $0.02 million or $0.33 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. The fair value of the allocated Founder Shares was measured at fair value using a Monte Carlo simulation model.

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 5 ─ RELATED PARTY TRANSACTIONS (Continued)

Founder Shares (Continued)

As of June 30, 2022 and December 31, 2021, the Company determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Through July 2021, the Sponsor surrendered an aggregate 4,312,500 Founder Shares to the Company for no consideration. All shares and associated amounts have been retroactively adjusted to reflect the share surrender.

As of June 30, 2022 and December 31, 2021, no Class B ordinary shares were available for forfeiture as a result of the underwriters’ full exercise of the over-allotment option.

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

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 5 ─ RELATED PARTY TRANSACTIONS (Continued)

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

On September 8, 2021, the outstanding balance of $0.28 million was repaid in full and is no longer available.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022, no Working Capital Loans were outstanding.

NOTE 6 ─ COMMITMENTS AND CONTINGENCIES

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

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 6 ─ COMMITMENTS AND CONTINGENCIES (Continued)

Administrative Support Agreement (Continued)

For the six months ended June 30, 2022, the Company have paid $30,000 and accrued an additional $30,000 for these services, of which such amount is included in the operating costs on accompanying condensed statements of operations.

For the period from February 3, 2021 (inception) through June 30, 2021, such fees were not recorded.

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

NOTE 7 ─ SHAREHOLDERS’ EQUITY

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per preferred share. As of June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue up to 500,000,000 shares of Class A ordinary shares, with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. Through December 31, 2021, the underwriters and/or its designees effected a surrender of an aggregate of 100,000 Class A ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class A ordinary shares outstanding from 400,000 to 300,000. All shares and associated amounts have been retroactively adjusted to reflect the share surrender. At June 30, 2022 and December 31, 2021, there were 300,000 shares of Class A ordinary shares issued and outstanding, which are non-redeemable. This number excludes 17,250,000 shares of Class A ordinary shares subject to possible redemption.

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 7 ─ SHAREHOLDERS’ EQUITY (Continued)

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. Through December 31, 2021, the Sponsor effected a surrender of an aggregate of 4,312,500 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 8,625,000 to 4,312,500. All shares and associated amounts have been retroactively adjusted to reflect the share surrender. As of June 30, 2022 and December 31, 2021, there were 4,312,500 shares of Class B ordinary shares issued and outstanding. No Class B ordinary share was available for forfeiture at balance sheet date, resulting from the underwriters’ full exercise of the over-allotment option.

Holders of Class A ordinary shares and holders of Class B ordinary shares, voting together as a single class, shall have the exclusive right to vote for the election of directors and on all other matters submitted to a vote of the Company’s shareholder except as otherwise required by law. The shares of Class B ordinary shares will automatically convert into shares of Class A ordinary shares on a one-for-one basis (A) at any time and from time to time at the option of the holder thereof and (B) automatically on the business day following the closing of the Business Combination, subject to adjustment. In the case that additional shares of Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the closing of a Business Combination, the ratio at which shares of Class B ordinary shares shall convert into shares of Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding shares of Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A ordinary shares issuable upon conversion of all shares of Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering plus all shares of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination. In addition, the calculation mentioned above will be subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination.

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 7 ─ SHAREHOLDERS’ EQUITY (Continued)

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

NOTE 8 ─ FAIR VALUE MEASUREMENTS

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

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 8 ─ FAIR VALUE MEASUREMENTS (Continued)

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2022 by level within the fair value hierarchy:

	Quoted Prices in Active Markets	Significant Oter Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Marketable securities held in Trust Account	$176,218,227	$-	$-
	$176,218,227	$-	$-

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

NOTE 9 ─ SUBSEQUENT EVENTS

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report should be read as being applicable to all forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, those detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2022, were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income or dividend income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $0.29 million, which consisted of dividend income of $0.25 million, offset by operating expenses of $0.54 million.

For the three months ended June 30, 2021, there was no activity.

For the six months ended June 30, 2022, we had a net loss of $0.84 million, which consisted of dividend income of $0.26 million, offset by operating expenses of $1.10 million.

For the period from February 3, 2021 (inception) through June 30, 2021, we had a net loss of $18,708, which consisted of formation expenses.

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

For the six months ended June 30, 2022, cash used in operating activities was $0.40 million. Net loss of $0.84 million was offset by the dividend received of $0.26 million. Changes in operating assets and liabilities provided $0.71 million of total cash for operating activities.

For the period from February 3, 2021 (inception) through June 30, 2021, cash used in operating activities was $17,918. Net loss was of $18,708. Changes in operating assets and liabilities provided $790 of total cash for operating activities.

As of June 30, 2022 and December 31, 2021, we had cash and marketable securities held in Trust Account of $176.22 million and $175.95 million respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022 and December 31, 2021, we had cash of $0.73 million and $1.12 million outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

As of June 30, 2022, the Company had $0.73 million in its operating bank account, $176.22 million of cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital of $0.19 million.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 17,250,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2022, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the second quarter of the fiscal year covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022 (the “Annual Report”), and the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 23, 2022 (the “2022 Q1 Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report and the 2022 Q1 Report.

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

oxus acquisition corp.

Date: August 1, 2022	By:	/s/ Kanat Mynzhanov
	Name:	Kanat Mynzhanov
	Title:	Chief Executive Officer

Date: August 1, 2022	By:	/s/ Askar Mametov
	Name:	Askar Mametov
	Title:	Chief Financial Officer