Form 10-Q
period 2022-09-30
Oxus Acquisition Corp.
filed 2022-11-14
CIK 1852973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 17,550,000 Class A ordinary shares, par value $0.0001 per share, and 4,312,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

OXUS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements

	Condensed Balance Sheets as of September 30, 2022 and December 31, 2021	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, the Three Months Ended September 30, 2021 and for the Period from February 3, 2021 (inception) through September 30, 2021	2

	Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2022, the Three Months Ended September 30, 2021 and for the Period from February 3, 2021 (inception) through September 30, 2021	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from February 3, 2021 (inception) through September 30, 2021	4

	Notes to the Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

i

OXUS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$519,758	$1,123,384
Prepaid expenses, current	222,938	312,584
Total Current Assets	742,696	1,435,968

Marketable securities held in Trust Account	177,013,836	175,953,964
Prepaid expenses, non-current	-	96,252
TOTAL ASSETS	$177,756,532	$177,486,184

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accrued offering costs and expenses	$1,512,742	$235,051
Related party payable	58,640	-
Total Current Liabilities	1,571,382	235,051

Commitments and Contingencies
Class A ordinary shares, par value $0.0001; subject to possible redemption, 17,250,000 shares at redemption value	177,013,836	175,950,000

Shareholders’ (Deficit) Equity
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 300,000 issued and outstanding (excluding 17,250,000 shares subject to possible redemption)	30	30
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	644,460	1,708,296
Accumulated deficit	(1,473,607)	(407,624)
Total Shareholders’ (Deficit) Equity	(828,686)	1,301,133
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$177,756,532	$177,486,184

The accompanying notes are an integral part of the unaudited condensed financial statements.

OXUS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the	For the	For the Period from February 3, 2021
	Three Months	Three Months	Nine Months	(inception)
	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Formation and operating expenses	$1,037,536	$7,929	$2,140,526	$26,637
Loss from operations	(1,037,536)	(7,929)	(2,140,526)	(26,637)
Other income:
Dividend income	795,609	628	1,059,872	628
Interest income	1,787	-	1,787	-
Foreign exchange gain	12,884	-	12,884	-
Net loss	$(227,256)	$(7,301)	$(1,065,983)	$(26,009)
Basic and diluted weighted average redeemable Class A ordinary shares outstanding	17,250,000	4,046,703	17,250,000	1,540,795
Basic and diluted net loss per redeemable Class A ordinary share	$(0.01)	$(0.00)	$(0.05)	$(0.00)
Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,612,500	4,155,082	4,612,500	4,031,015
Basic and diluted net loss per non-redeemable ordinary share	$(0.01)	$(0.00)	$(0.05)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

OXUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

For the Three and Nine Months Ended September 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – December 31, 2021	300,000	$30	4,312,500	$431	$1,708,296	$(407,624)	$1,301,133
Remeasurement of Class A ordinary shares to redemption amount	-	-	-	-	(18,324)	-	(18,324)
Net loss	-	-	-	-	-	(551,182)	(551,182)
Balance – March 31, 2022	300,000	30	4,312,500	431	1,689,972	(958,806)	731,627
Remeasurement of Class A ordinary shares to redemption amount	-	-	-	-	(249,903)	-	(249,903)
Net loss	-	-	-	-	-	(287,545)	(287,545)
Balance – June 30, 2022	300,000	30	4,312,500	431	1,440,069	(1,246,351)	194,179
Remeasurement of Class A ordinary shares to redemption amount	-	-	-	-	(795,609)	-	(795,609)
Net loss	-	-	-	-	-	(227,256)	(227,256)
Balance – September 30, 2022	300,000	$30	4,312,500	$431	$644,460	$(1,473,607)	$(828,686)

For the Period from February 3, 2021 (inception) through September 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance – February 3, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	4,312,500	431	24,569	-	25,000
Issuance of Underwriter Founder Shares	300,000	30	-	-	10	-	40
Net loss	-	-	-	-	-	(18,708)	(18,708)
Balance - March 31, 2021	300,000	30	4,312,500	431	24,579	(18,708)	6,332
Net income	-	-	-	-	-	-	-
Balance - June 30, 2021	300,000	30	4,312,500	431	24,579	(18,708)	6,332
Cash received from sale of Private Warrants	-	-	-	-	9,300,000	-	9,300,000
Remeasurement for Class A ordinary shares to redemption amount	-	-	-	-	(18,121,944)	-	(18,121,944)
Fair value of Private Warrants	-	-	-	-	10,522,500	-	10,522,500
Net loss	-	-	-	-	-	(7,301)	(7,301)
Balance - September 30, 2021	300,000	$30	4,312,500	$431	$1,725,135	$(26,009)	$1,699,587

The accompanying notes are an integral part of the unaudited condensed financial statements.

OXUS ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2022	For the Period from February 3, 2021 (inception) through September 30, 2021

Cash Flows from Operating Activities:
Net loss	$(1,065,983)	$(26,009)
Dividend income	(1,059,872)	(628)
Foreign exchange gain	(12,884)
Adjustments to reconcile net loss to net cash (used in)/provided by in operating activities:
Changes in operating assets and liabilities:
Accrued offering costs and expenses	1,286,089	65,234
Prepaid expenses, current	89,646	(17,149)
Prepaid expenses, non-current	96,252	-
Net cash (used in)/provided by operating activities	(666,752)	21,448

Cash flows from Investing Activities:
Investment of marketable securities held in Trust Account	-	(175,950,000)
Net cash used in investing activities	-	(175,950,000)

Cash flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	-	25,000
Proceeds from issuance of Class A ordinary shares to underwriters	-	40
Proceeds from sale of Units	-	175,950,000
Proceeds from sale of Private Warrants	-	9,300,000
Proceeds from promissory note – related party	-	279,935
Repayment of promissory note – related party	-	(279,935)
Payment of offering costs	-	(7,599,444)
Proceeds from related party	63,126	-
Net cash provided by financing activities	63,126	177,675,596

Net Change in Cash:	(603,626)	1,747,044
Cash - Beginning	1,123,384	-
Cash - Ending	$519,758	$1,747,044
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs in accrued offering costs and expenses	$-	$32,050
Issuance of Underwriter Founder Shares	$-	$30
Remeasurement for Class A ordinary shares subject to redemption	$1,063,836	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2022

(Unaudited)

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

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata income earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”.

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

SEPTEMBER 30, 2022

(Unaudited)

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

The Company will have until 18 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including income earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

SEPTEMBER 30, 2022

(Unaudited)

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

As of September 30, 2022, the Company had $0.52 million in its operating bank account, $177.01 million of marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficiency of $0.83 million.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

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

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation (Continued)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company had $0.52 million and $1.12 million in cash as of September 30, 2022 and December 31, 2021, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, the Company had $177.01 million and $175.95 million respectively, of marketable securities held in the Trust Account that were held in U.S. Treasury Securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. The estimated fair values of investments held in Trust Account are determined using available market information.

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

As of September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

	September 30, 2022	December 31, 2021
Gross proceeds	$172,500,000	$172,500,000
Less:
Proceeds allocated to public warrants	(10,522,500)	(10,522,500)
Ordinary shares issuance costs	(3,874,702)	(3,874,702)
Sub-total	(14,397,202)	(14,397,202)
Plus:
Remeasurement of Class A ordinary shares to initial redemption amount	17,847,202	17,847,202
Remeasurement of carrying value to redemption value	1,063,836	-
Class A ordinary shares subject to possible redemption	$177,013,836	$175,950,000

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

	For the	For the	For the	For the Period from February 3, 2021
	Three Months	Three Months	Nine Months	(inception)
	Ended	Ended	Ended	through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Ordinary shares subject to possible redemption
Numerator:
Net loss allocable to Class A ordinary shares subject to possible redemption	$(179,310)	$(3,602)	$(841,084)	$(7,192)
Denominator:
Weighted average redeemable Class A ordinary shares, basic and diluted	17,250,000	4,046,703	17,250,000	1,540,795
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(0.01)	$(0.00)	$(0.05)	$(0.00)

Non-redeemable ordinary shares
Numerator:
Net loss loss allocable to non-redeemable ordinary shares	$(47,946)	$(3,699)	$(224,899)	$(18,817)
Denominator:
Weighted average non-redeemable ordinary shares, basic and diluted	4,612,500	4,155,082	4,612,500	4,031,015
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.01)	$(0.00)	$(0.05)	$(0.00)

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction. The company is not presently subject to income taxes or income tax filing requirements in the Cayman Islands. As such, the company’s income tax provision was zero for the period ending September 30, 2022.

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

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreign Currency Transactions

Certain transactions are denominated in a currency other than the Company’s functional currency of the U.S. dollar, and the Company generates assets and liabilities that are fixed in terms of the amount of foreign currency that will be received or paid. At each balance sheet date, the Company adjusts the assets and liabilities to reflect the current exchange rate, resulting in a translation gain or loss. Transaction gains and losses are also realized upon a settlement of a foreign currency transaction in determining net loss for the period in which the transaction is settled.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

Founder Shares (Continued)

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

As of September 30, 2022 and December 31, 2021, the Company determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Through July 2021, the Sponsor surrendered an aggregate 4,312,500 Founder Shares to the Company for no consideration. All shares and associated amounts have been retroactively adjusted to reflect the share surrender.

As of September 30, 2022 and December 31, 2021, no Class B ordinary shares were available for forfeiture as a result of the underwriters’ full exercise of the over-allotment option.

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

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

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

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

Related Party Loans (Continued)

On September 8, 2022, the Company issued a promissory note for up to approximately $1.5 million (the “Note”) to the Sponsor, of which a balance of $nil was outstanding under the Note as of September 30, 2022. The Note is non-interest bearing. The principal balance of Note shall be payable on the date of a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Maker and one or more businesses (such date the “Maturity Date”).

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Related Party Payable

At close of the Initial Public Offering, the operating bank account of the Company held an excess of $0.86 million, resulting from an over funding in connection with the close of the Initial Public Offering. On September 9, 2021, the over funding was returned to the Sponsor.

As of September 30, 2022, $0.06 million was due to the Sponsor in connection with professional fees paid on behalf of the Company.

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

For the nine months ended September 30, 2022, the Company has paid $0.06 million and accrued an additional $0.03 million for these services, of which such amount is included in the operating costs on accompanying condensed statements of operations.

For the period from February 3, 2021 (inception) through September 30, 2021, such fees were not recorded.

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

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

Business Combination Marketing Agreement

On September 2, 2021, the Company has engaged EarlyBirdCapital, lnc. (“EarlyBirdCapital”) and Sova Capital Limited (“Sova Capital”) as advisors in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital and Sova Capital a cash fee for such services upon the consummation of a Business Combination of $4.50 million (or $5.23 million if the underwriters’ over-allotment is exercised in full) that equals to 3.0% of the gross proceeds of Initial Public Offering (exclusive of any applicable finders’ fees which might become payable).

NOTE 7 – SHAREHOLDERS’ EQUITY

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per preferred share.

As of September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue up to 500,000,000 shares of Class A ordinary shares, with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. Through December 31, 2021, the underwriters and/or its designees effected a surrender of an aggregate of 100,000 Class A ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class A ordinary shares outstanding from 400,000 to 300,000. All shares and associated amounts have been retroactively adjusted to reflect the share surrender. At September 30, 2022 and December 31, 2021, there were 300,000 shares of Class A ordinary shares issued and outstanding, which are non-redeemable. This number excludes 17,250,000 shares of Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. Through December 31, 2021, the Sponsor effected a surrender of an aggregate of 4,312,500 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 8,625,000 to 4,312,500. All shares and associated amounts have been retroactively adjusted to reflect the share surrender. As of September 30, 2022 and December 31, 2021, there were 4,312,500 shares of Class B ordinary shares issued and outstanding. No Class B ordinary share was available for forfeiture at balance sheet date, resulting from the underwriters’ full exercise of the over-allotment option.

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 7 – SHAREHOLDERS’ EQUITY (Continued)

Class B Ordinary Shares (Continued)

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

OXUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2022 by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Marketable securities held in Trust Account	$177,013,836	$-	$-
	$177,013,836	$-	$-

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2021 by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Marketable securities held in Trust Account	$175,953,964	$-	$-
	$175,953,964	$-	$-

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2022, were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income or dividend income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net loss of $0.23 million, which consisted of dividend income of $0.80 million, interest income of $1,787, foreign exchange gains of $12,884, offset by operating expenses of $1.04 million.

For the three months ended September 30, 2021, we had a net loss of $7,301, which consisted of formation and operating expenses of $7,929, offset by dividend income of $628.

For the nine months ended September 30, 2022, we had a net loss of $1.07 million, which consisted of dividend income of $1.06 million, interest income of $1,787, foreign exchange gains of $12,884 offset by operating expenses of $2.14 million.

For the period from February 3, 2021 (inception) through September 30, 2021, we had a net loss of $26,009, which consisted of formation and operating expenses of $26,637, offset by dividend income of $628.

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

For the nine months ended September 30, 2022, cash used in operating activities was $0.67 million. Net loss of $1.07 million was offset by the dividend received of $1.06 million and foreign exchange gain of $12,884. Changes in operating assets and liabilities provided $1.47 million of total cash for operating activities.

For the period from February 3, 2021 (inception) through September 30, 2021, cash provided by operating activities was $21,448. Net loss was of $26,009, offset by the dividend income of $628. Changes in operating assets and liabilities provided $48,085 of total cash for operating activities.

As of September 30, 2022 and December 31, 2021, we had marketable securities held in Trust Account of $177.01 million and $175.95 million respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing income earned on the Trust Account to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022 and December 31, 2021, we had cash of $0.52 million and $1.12 million outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements – Going Concern, the Company has until March 8, 2023 to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before March 8, 2023, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination or obtain an extension on or prior to March 8, 2023, however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 8, 2023.

As of September 30, 2022, the Company had $0.52 million in its operating bank account, $177.01 million of marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficiency of $0.83 million.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 17,250,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2022, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022 (the “Annual Report”), the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 23, 2022 (the “2022 Q1 Report”), and the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 2, 2022 (the “2022 Q2 Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report, the 2022 Q1 Report and the 2022 Q2 Report, except for the below.

We may not be able to complete an initial Business Combination with a U.S. target company since such initial Business Combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.20 per share, and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association(1)
10.1	Promissory Note Dated September 8, 2022(2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 9, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 14, 2022 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

oxus acquisition corp.

Date: November 14, 2022	By:	/s/ Kanat Mynzhanov
	Name:	Kanat Mynzhanov
	Title:	Chief Executive Officer

Date: November 14, 2022	By:	/s/ Askar Mametov
	Name:	Askar Mametov
	Title:	Chief Financial Officer