Form 10-K
period 2022-12-31
Oxus Acquisition Corp.
filed 2023-03-31
CIK 1852973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Class A ordinary shares of the registrant (based upon the closing price of the registrant’s Class A ordinary shares at that date as reported by the Nasdaq Stock Market LLC), excluding outstanding shares beneficially owned by persons who may be deemed affiliates of the registrant, was $175,851,000.

As of March 24, 2023, there were 2,249,468 Class A ordinary shares, par value $0.0001 per share, and 4,312,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding expectations, hopes, beliefs, intentions or strategies regarding the future, including with respect to our proposed Business Combination (as defined below) with Borealis Foods Inc., a corporation incorporated under the laws of Canada (“Borealis”). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial Business Combination (as defined below), including the proposed Business Combination with Borealis;

●	our expectations around the performance of Borealis or any other prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination (as defined below);

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination (as defined below);

●	our potential ability to obtain additional financing to complete our initial Business Combination (as defined below);

●	our pool of prospective target businesses if the proposed Business Combination (as defined below) with Borealis is not completed;

●	our ability to consummate an initial Business Combination (as defined below) due to the uncertainty resulting from the recent COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases);

●	the ability of our officers and directors to generate a number of potential Business Combination (as defined below) opportunities;

●	our public securities’ potential liquidity and trading;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; or

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that will be filed with the SEC relating to the proposed Business Combination (as defined below) with Borealis.

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

ITEM 1. BUSINESS

We are a blank check company incorporated as a Cayman Islands exempted company. We were formed for the purpose of entering into a merger, capital share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination (a “Business Combination”) with one or more businesses or entities, which we refer to as a “target business.” While we may pursue an initial Business Combination with any target business and in any sector or geographical location, we intend to focus our search on targets in energy transition technologies, such as battery materials, energy storage, electric vehicle (“EV”) infrastructure and advanced recycling in emerging/frontier countries including the Commonwealth of Independent States (“CIS”), South and South-East Asia and Middle East and North Africa (“MENA”) regions.

On September 8, 2021, we consummated an initial public offering (the “Initial Public Offering”) of 15,000,000 units at $10.00 per unit and the sale of 8,400,000 warrants at a price of $1.00 per private warrant in a private placement to our sponsor, Oxus Capital Pte. Ltd and its underwriters that closed simultaneously with the closing of the Initial Public Offering. We have listed the units on the Nasdaq Capital Market (“Nasdaq”). On September 13, 2021, the underwriters exercised their over-allotment option in full, according to which we consummated the sale of an additional 2,250,000 units, at $10.00 per unit, and the sale of an additional 900,000 private warrants, at $1.00 per private warrant, generating total gross proceeds of $23.40 million.

A total of $175,950,000 of the net proceeds from the Initial Public Offering (including the additional units) and the sale of private placement warrants and additional private placement warrants was deposited in a trust account established for the benefit of our public shareholders.

Proposed Business Combination

On February 23, 2023, Oxus Acquisition Corp. (the “Company” or “Oxus”) entered into a business combination agreement by and among the Company, 1000397116 Ontario Inc., a corporation incorporated under the laws of the province of Ontario, Canada (“Newco”) and a wholly-owned subsidiary of the Company, and Borealis (as may be amended and/or restated from time to time, the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, among other things: (a) the Company will domesticate and continue as a corporation existing under the laws of the province of Ontario, Canada (the “Continuance” and, the Company as the continuing entity, “New Oxus”); (b) on the closing date, Newco and Borealis will amalgamate in accordance with the terms of the plan of arrangement (the “Borealis Amalgamation” and Newco and Borealis as amalgamated, “Amalco”), with Amalco surviving the Borealis Amalgamation as a wholly-owned subsidiary of New Oxus; and (c) on the closing date, immediately following the Borealis Amalgamation, Amalco and New Oxus will amalgamate (the “New Oxus Amalgamation,” and together with the Continuance, the Borealis Amalgamation and other transactions contemplated by the Business Combination, the plan of arrangement and the ancillary agreements, the “Proposed Transaction”), with New Oxus surviving the New Oxus Amalgamation. The Business Combination Agreement was unanimously approved by Oxus’ and Borealis’ respective board of directors. Under the Business Combination Agreement, the shareholders of Borealis (“Borealis Shareholders”) will receive from New Oxus, in the aggregate, a number of shares of New Oxus equal to (a) the Borealis Value (as defined below) divided by (b) $10.00. The Borealis Value will be equal to $150 million less net indebtedness (aggregate consolidated amount of indebtedness of Borealis minus cash) (the “Borealis Value”).

The Business Combination Agreement contains customary representations and warranties, covenants and closing conditions, including, but not limited to, approval by the Company’s and Borealis’ respective shareholders of the Business Combination Agreement and the Proposed Transaction. The terms of the Business Combination Agreement and other related ancillary agreements entered into or to be entered into in connection with the closing of the Proposed Transaction, including those briefly described below, are summarized in more detail in the Company’s Form 8-K filed with the SEC on March 1, 2023.

Shareholder Support Agreements

Concurrently with the execution and delivery of the Business Combination Agreement, Oxus, Borealis and certain Borealis Shareholders entered into the Shareholder Support Agreements pursuant to which, among other things, such Borealis Shareholders have agreed to vote their Borealis shares in favor of the Proposed Transaction and not sell or transfer their Borealis shares.

Sponsor Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, Oxus, Borealis and our sponsor entered into the Sponsor Support Agreement pursuant to which, among other things, our sponsor agreed to (A) vote its founder shares in favor of the Proposed Transaction and any proposals the parties deem necessary or desirable to effectuate the Proposed Transaction (the “Oxus Proposals”), (B) not redeem its founder shares, (C) waive certain of its anti-dilution rights, (D) convert the Sponsor Convertible Notes (as defined therein), and (E) forfeit certain sponsor founder shares as a part of incentive equity compensation for directors, officers and employees of New Oxus (subject to terms and conditions set forth in the Sponsor Support Agreement).

Registration Rights Agreement

In connection with the closing of the Proposed Transaction, Oxus and certain Borealis Shareholders and certain shareholders of Oxus (the “Holders”) will enter into the Registration Rights Agreement, pursuant to which Oxus will be obligated to file a registration statement to register the resale of certain securities of Oxus held by the Holders. The Registration Rights Agreement will also provide the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Lock-Up Agreements

In connection with the closing of the Proposed Transaction, Oxus and certain directors/officers/five percent (5%) or greater shareholders of Borealis (the “Subject Party”) will enter into the Lock-Up Agreements, pursuant to which (A) fifty percent (50%) of the shares of New Oxus held by the Subject Party (the “Restricted Securities”) will be locked-up during the period commencing from the closing and ending on the earlier to occur of (i) twelve (12) months after the date of the closing and (ii) the date on which the closing price of common shares of New Oxus equals or exceeds $12.00 per share (as adjusted to take into account any stock split, stock dividend, reverse stock split, recapitalization or similar event) for any twenty (20) trading days within a thirty (30)-trading day period starting after the closing, and (B) fifty percent (50%) of the Restricted Securities will be locked-up during the period commencing from the closing and ending on twelve (12) months after the date of the closing, subject to certain specifications and exceptions.

Extension

On March 2, 2023, our shareholders approved an amendment to our Amended and Restated Memorandum and Articles of Association (as amended, the “Charter”) (the “Extension Amendment”). The Extension Amendment extends the date by which we must consummate our initial Business Combination (the “Extension”) from March 8, 2023, upon additional funds being deposited into the Company’s trust account (such date, the “Termination Date”) to up to December 8, 2023, or such earlier date as determined by our board of directors (the “Board,” such date, the “Extended Date”).

In connection with the shareholder vote to approve the Extension Amendment, the Holders of 15,300,532 Class A ordinary shares property exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $159.34 million (the “March Redemption”), leaving approximately $20.3 million in the Trust Account.

Our sponsor has agreed to loan the Company (i) the lesser of (a) an aggregate of $180,000 or (b) $0.12 per public share that remain outstanding and is not redeemed in connection with the Extension plus (ii) the lesser of (a) an aggregate of $60,000 or (b) $0.04 per public share that remain outstanding and is not redeemed in connection with the Extension for each of the six subsequent calendar months commencing on June 8, 2023 (the “Extension Loan”), which amount will be deposited into the Trust Account. On March 3, 2023, our sponsor funded $200,000 through the Amended Note (as defined below), out of which $180,000 was deposited into the Trust Account as the initial deposit of the Extension Loan.

On March 15, 2023, our sponsor funded an additional $100,000 through the Amended Note (as defined below).

Our Founder and Management Team

We seek to capitalize on the substantial deal sourcing, investing and operating expertise of our founder, non-executive Chairman and director, Kenges Rakishev, our Chief Executive Officer, Kanat Mynzhanov, and our Chief Financial Officer, Askar Mametov, as well as our independent directors, Shiv Vikram Khemka, Christophe Charlier and Karim Zahmoul.

Mr. Rakishev is a global investor and entrepreneur who focuses on acquiring and investing in businesses that can benefit from his group’s operating expertise. Over the course of his career, Mr. Rakishev has acquired and directly or indirectly invested in more than 50 businesses in metals & mining, oil, petrochemical, banking, fintech, information technology, ecommerce, logistics and insurance industries, including a current portfolio of ten active companies worldwide. He is the sole shareholder and chief executive officer of Fincraft (listed on the Kazakhstan Stock Exchange since 2019), chairman of the board of Fincraft Resources JSC (formerly SAT & Company)(listed on the Kazakhstan Stock Exchange since 2008), chairman of the board of Battery Metals Technologies Ltd.,, president of Kazakhstan Boxing Federation, independent director of Satbayev Kazakh National Technical University, co-founder of Saby Charitable Foundation, and was one of the early investors in StoreDot and Net Element (Nasdaq: NETE). Mr. Rakishev was ranked 12th on the Forbes list of the most influential persons in Kazakhstan in 2020.

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

From 2013 to 2018, Mr. Rakishev was a non-executive director of Central Asia Metals Plc (AIM: CAML). In 2014, Mr. Rakishev became a major shareholder of BTA, which is currently a subsidiary of Fincraft. As of April 2021, Fincraft has over $1.2 billion in total assets. From 2015 to 2017, Mr. Rakishev was a controlling shareholder and served as the chairman of Kazkommertsbank JSC, the largest Kazakh commercial bank. From 2017 to 2019, Mr. Rakishev was a major shareholder of Petropavlovsk Plc., a member of London’s FTSE 250 index and is one of the five largest gold mining companies in Russia. In these positions, he offered support on strategic development, including helping to resolve management conflicts as well as short-term liquidity issues.

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

We have a highly accomplished team of independent directors who are experienced in executive leadership, company governance and operations oversight. Our board members have served as directors, partners, executives and advisors for a number of publicly-traded companies. We believe that our independent directors’ combination of relationships, experience and expertise in a number of sectors (natural resources, green infrastructure, high technology, solid state batteries, financial services, telecom) and markets (India, Russia, the Middle East, Europe, North America, the CIS and other emerging markets) puts us in a strong position to complete a Business Combination.

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

Karim Zahmoul is one of our independent directors. Mr. Zamoul has 25 years of investment banking experience. He has served as a Founder and CEO of EMVirya Ltd, an FCA regulated investment advisor based in London since February, 2018. EMVirya Ltd, is a privately held financial services firm with extensive experience in global emerging markets that is positioning itself at the cross road of Emerging markets and renewable energy. Prior to founding EMVirya, Mr. Zahmoul was a Partner at Temporis Capital from September 2014 to April 2017 in London, where he was responsible for the firm’s international investments business and developed renewable energy project in the emerging market jurisdiction including extended focus in Morocco and Argentina. Prior to that from 2004 to 2014, Mr. Zahmoul was a Managing Director at Barclays Investment Bank where he held various senior positions over his 10-year tenure at the bank. In his last position, he was responsible for the Global Emerging Market business for the investment bank. Prior to Barclays from 1999 to 2004, Mr. Zahmoul spent five years at Deutsche Bank where he was a Managing Director and Head of Emerging Market Structuring for the Americas in New York. He started his financial career and spent six years at Goldman Sachs, in both New York and London, where his last position was Executive Director in EEMEA Trading. Mr. Zahmoul received an MSc and a BSc from Columbia School of Engineering and Applied Sciences in Operation Research and a BA in Physics from Columbia College.

Notwithstanding the foregoing, the past successes of Mr. Rakishev and our other officers and directors, and their respective affiliates do not guarantee that we will be able to identify a suitable candidate for our initial Business Combination or realize success with respect to any Business Combination we may consummate. You should not rely on the historical record of such individuals’ or entity’s performance as indicative of our future performance. Additionally, in the course of their respective careers, members of our management team may have been involved in businesses and deals that were unsuccessful. In addition, our officers and directors may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial Business Combination opportunities.

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

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of an initial Business Combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, guidelines, and criteria that our management team may deem relevant. In the event that we decide to enter into a Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial Business Combination, which would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability complete our Business Combination. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following the Initial Public Offering. We intend to utilize cash derived from the proceeds of the Initial Public Offering and the private placement of private warrants, our ordinary shares, debt or a combination of these in effecting a Business Combination, including the proposed Business Combination with Borealis. A Business Combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a Business Combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous Business Combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single Business Combination.

Sources of Target Businesses

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

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed Business Combination, including the proposed Business Combination with Borealis, we will either (1) seek shareholder approval of our initial Business Combination at a meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial Business Combination as is required under the SEC’s proxy rules. Whether we seek shareholder approval or engage in a tender offer, we will consummate our initial Business Combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of such Business Combination and, if we seek shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the Business Combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial Business Combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial Business Combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until after the Extended Date in order to be able to receive a pro rata share of the trust account.

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

We may require public shareholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s Deposit/Withdrawal At Custodian System (the “DWAC System”), at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the Business Combination.

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

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed Business Combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement up until the vote on the proposal to approve the Business Combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the section titled “Item 1A. Risk Factors — Risks Associated with Our Business — In connection with any shareholder meeting called to approve a proposed initial Business Combination, we may require shareholders who wish to convert their shares in connection with a proposed Business Combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

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

Limitation on Conversion upon Completion of our Initial Business Combination if We Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial Business Combination and we do not conduct conversions in connection with our initial Business Combination pursuant to the tender offer rules, our Charter provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking conversion rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their conversion rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its conversion rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to convert no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.

Liquidation if No Business Combination

Our Charter provides that we will have until the Extended Date to complete an initial Business Combination. If we have not completed an initial Business Combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor, initial shareholders, officers and directors have agreed that they will not propose any amendment to Charter (A) to modify the substance or timing of our obligations with respect to conversion rights as described in this Annual Report or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our public shareholders with the opportunity to convert their public shares upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares. This conversion right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, initial shareholders, executive officers, directors or any other person.

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

Our public shareholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a Business Combination within the required time period, if the shareholders seek to have us convert or purchase their respective shares upon a Business Combination which is actually completed by us or upon certain amendments to our Charter prior to consummating an initial Business Combination. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account.

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

If we are forced to file a winding-up petition bankruptcy case or a winding-up petition or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As court could seek to recover all amounts received by our shareholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public shareholders promptly after the Extended Date, this may be viewed or interpreted as giving preference to our public shareholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Charter

Our Charter contains certain requirements and restrictions relating to the Initial Public Offering that will apply to us until the consummation of our initial Business Combination. These provisions cannot be amended without the approval of a majority of our shareholders. If we seek to amend any provisions of our Charter (A) to modify the substance or timing of our obligations with respect to conversion rights as described in this Annual Report or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, we will provide our public shareholders with the opportunity to convert their public shares upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares. This conversion right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, initial shareholders, executive officers, directors or any other person. Our sponsor, initial shareholders, officers and directors have agreed to waive any conversion rights with respect to any founder shares, private shares and any public shares they may hold in connection with any vote to amend our Charter. Specifically, our Charter provides, among other things, that:

●	we shall either (1) seek shareholder approval of our initial Business Combination at a meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial Business Combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of such Business Combination and, if we seek shareholder approval, a majority of the outstanding ordinary shares are voted in favor of the Business Combination;

●	if our initial Business Combination is not consummated by the Extended Date, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;

●	upon the consummation of the Initial Public Offering, $176 million shall be placed into the trust account;

●	we may not consummate any other Business Combination, merger, share exchange, asset acquisition, share purchase, reorganization or similar transaction prior to our initial Business Combination; and

●	prior to our initial Business Combination, we may not issue additional shares that participate in any manner in the proceeds of the trust account, or that votes as a class with the ordinary shares sold in the Initial Public Offering on an initial Business Combination.

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

Competition

In identifying, evaluating and selecting a target business, we have in the past and, if the proposed Business Combination with Borealis is not completed, may in the future encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the Initial Public Offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

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

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business (such as Borealis)has been selected for the Business Combination and the stage of the Business Combination process the company is in. Accordingly, once a suitable target business to acquire (such as Borealis) has been located, management may spend more time investigating such target business and negotiating and processing the Business Combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full- time employees prior to the consummation of a Business Combination.

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

RISKS FACTORS SUMMARY

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

●	We may not be able to complete our initial Business Combination before the Extended Date, in which case we would cease all operations except for the purpose of winding up, and we would redeem our public shares for a pro rata portion of the funds in the trust account, and we would liquidate. In such event, our warrants would expire worthless.

●	Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to convert your shares to cash.

●	Our initial shareholders control a substantial interest in us and thus may influence certain actions requiring a shareholder vote.

●	We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed Business Combination.

●	We may issue additional shares or debt securities to complete a Business Combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

●	We may be unable to obtain additional financing, if required, to complete a Business Combination or to fund the operations and growth of the target business.

●	Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

●	Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic and other events, and the status of debt and equity markets.

●	We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

●	If we consummate a Business Combination with a target company with assets located in the CIS or other country in South and South-East Asia and MENA regions, our results of operations and prospects could be subject to the economic, political, and legal policies, developments, and conditions in the country in which we operate. Further, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

●	There may be tax consequences to our Business Combination that may adversely affect us.

●	Our officers and directors presently have fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may have interests in a potential Business Combination that are different than yours, which may create conflicts of interest.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by a majority of the then outstanding public warrants.

●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

●	If third parties bring claims against us, and if our directors decide not to enforce the indemnification obligations of our sponsor, or if our sponsor does not have the funds to indemnify us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share.

●	Provisions in our Charter may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our ordinary shares and could entrench management.

●	Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

●	We may not hold an annual meeting of shareholders until after the consummation of our initial Business Combination.

●	We are a newly formed company with no operating history, and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

●	We are an emerging growth company and smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

●	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

ITEM 1A. RISK FACTORS

This Annual Report contains forward-looking information based on our current expectations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our financial statements and the related notes appearing at the end of this Annual Report, before deciding whether to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. For risk factors related to Borealis and our Proposed Transaction, please review the Registration Statement on Form S-4 to be filed with the SEC, including the preliminary proxy statement/prospectus of Oxus to be included therein, and the definitive proxy statement/prospectus to be filed by Oxus.

Risks Associated with Our Business

We are a newly formed company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a Business Combination, such as the consummation of the proposed Business Combination with Borealis.

If we are unable to consummate a Business Combination, our public shareholders may be forced to wait until after the Extended Date before receiving distributions from the trust account.

We have until the Extended Date to complete a Business Combination. We have no obligation to return funds to investors prior to such date unless we consummate a Business Combination prior thereto and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a Business Combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

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

Since the net proceeds of the Initial Public Offering are intended to be used to complete a Business Combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,001, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities and restrict the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, our units will be immediately tradable and we will be entitled to withdraw amounts from the funds held in the trust account prior to the completion of a Business Combination.

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

Our Charter authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preferred shares, par value $0.0001 per share. As of March 24, 2023,  there are 497,750,532 and 45,687,500   authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account the Class A ordinary shares reserved for issuance upon exercise of outstanding warrants but not the Class A ordinary shares issuable upon conversion of Class B ordinary shares. As of March 1, 2023, there are no preferred shares issued and outstanding. Class B ordinary shares are convertible into Class A ordinary shares initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial Business Combination. Class B ordinary shares are also convertible at the option of the holder at any time.

We may issue a substantial number of additional Class A ordinary shares or preferred shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination (although our Charter provides that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial Business Combination activity). We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our Charter. However, our Charter provides, among other things, that prior to or in connection with our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial Business Combination. These provisions of our Charter, like all provisions of our Charter, may be amended with the approval of our shareholders. However, our sponsor, initial shareholders, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Charter (A) to modify the substance or timing of our obligations with respect to conversion rights as described in this Annual Report or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our public shareholders with the opportunity to convert their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

If the net proceeds of the Initial Public Offering not being held in trust are insufficient to allow us to operate until the Extended Date, we may be unable to complete a Business Combination.

Of the net proceeds of the Initial Public Offering, only approximately $1,750,000 will be available to us initially outside the trust account to fund our working capital requirements. We believe that, upon closing of the Initial Public Offering, such funds will be sufficient to allow us to operate until the Extended Date; however, we cannot assure you that our estimate is accurate. Accordingly, if we use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial Business Combination. In such event, we would need to borrow funds from our sponsor, initial shareholders, officers or directors or their affiliates to operate or may be forced to liquidate. Our sponsor, initial shareholders, officers, directors and their affiliates may, but are not obligated to, loan us on a non-interest bearing basis funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial Business Combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant.

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

Our Charter provides that we will continue in existence only until the Extended Date. If we have not completed a Business Combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our shareholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our shareholders amounts owed to them by us.

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

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

If:

●	we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial Business Combination at a Newly Issued Price of less than $9.20 per share of Class A ordinary shares,

●	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the consummation of our initial Business Combination (net of redemptions), and

●	the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (the “Market Value”) is below $9.20 per share,

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

If we seek shareholder approval of our initial Business Combination and we do not conduct conversions in connection with our initial Business Combination pursuant to the tender offer rules, our Charter provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking conversion rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to convert the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive conversion distributions with respect to the Excess Shares if we complete our initial Business Combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

It is likely we will consummate a Business Combination with a single target business, such as Borealis, although we have the ability to simultaneously acquire several target businesses. By consummating a Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

In connection with any shareholder meeting called to approve a proposed initial Business Combination, each public shareholder will have the right, regardless of whether he is voting for or against such proposed Business Combination or does not vote at all, to demand that we convert his shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial Business Combination. We may require public shareholders who wish to convert their shares in connection with a proposed Business Combination to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s (“DTC”) DWAC System, at the holders’ option, in each case prior to a date set forth in the tender offer documents or proxy materials sent in connection with the proposal to approve the Business Combination. In order to obtain a physical share certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

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

Although we believe that the net proceeds of the Initial Public Offering, together with interest earned on the funds held in the trust account available to us, will be sufficient to allow us to consummate a Business Combination, we cannot ascertain the capital requirements for any particular transaction, including the proposed Business Combination with Borealis. If the net proceeds of the Initial Public Offering prove to be insufficient, either because of the size of the Business Combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting shareholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. In addition, if we consummate a Business Combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our sponsor, officers, directors or shareholders is required to provide any financing to us in connection with or after a Business Combination.

Our initial shareholders control a substantial interest in us and thus may influence certain actions requiring a shareholder vote.

Our initial shareholders own approximately 65.7% of our issued and outstanding shares of ordinary shares (without taking into account underwriter founder shares and assuming our initial shareholders do not purchase any units in the Initial Public Offering). None of our sponsor, officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units in the Initial Public Offering or any units or ordinary shares from persons in the open market or in private transactions. However, our sponsor, officers, directors, initial shareholders or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of shareholders seeking to tender their shares to us. In connection with any vote for a proposed Business Combination, our initial shareholders, including our sponsor, as well as all of our officers and directors, have agreed to vote the ordinary shares owned by them immediately before the Initial Public Offering as well as any Class A ordinary shares acquired in the Initial Public Offering or in the aftermarket in favor of such proposed Business Combination.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of a Business Combination, in which case all of the current directors will continue in office until at least the consummation of the Business Combination. Accordingly, you may not be able to exercise your voting rights under corporate law up to until the Extended Date. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the consummation of a Business Combination.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial Business Combination and liquidate.

On March 30, 2022, the SEC issued proposed rules relating to certain activities of special purpose acquisition companies (“SPACs”) (the “SPAC Rule Proposals”), relating to, among other things, circumstances in which SPACs could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial Business Combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC. It is possible that a claim could be made that we have been operating as an unregistered investment company. This risk may be increased if we continue to hold the funds in the trust account in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, rather than instructing the trustee to liquidate the securities in the trust account and hold the funds in the trust account in cash.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate. If we are required to liquidate, our stockholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

If we instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash in order to seek to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct the trustee with respect to the trust account to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of an initial Business Combination or liquidation of the Company. Following such liquidation of the securities held in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company. As of the date of this Annual Report, we have not yet made any such determination to liquidate the securities held in the trust account.

The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time and instead hold all funds in the trust account in cash, which would further reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company. As of the date of this proxy statement/prospectus, we are currently holding the funds in our trust account in money market funds.

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

The requirement that we complete an initial Business Combination before the Extended Date may give potential target businesses leverage over us in negotiating a Business Combination.

We have until the Extended Date to complete an initial Business Combination. Any potential target business with which we enter into negotiations concerning a Business Combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete a Business Combination with that particular target business, we may be unable to complete a Business Combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Charter provides that we must complete our initial Business Combination by the Extended Date. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the coronavirus (COVID-19) pandemic continues to persist both in the U.S. and globally and, while the extent of the impact of the COVID-19 pandemic on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, international unrest, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.20 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “ITEM 1A. Risk Factors — Risks Associated with Our Business — If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by shareholders may be less than $10.20” and other risk factors.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 (including variant mutations of the virus) and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a Business Combination, such as the proposed Business Combination with Borealis, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent upon its ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

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

As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial Business Combination, and there are still many SPACs seeking targets for their initial Business Combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial Business Combination.

In addition, because there are more SPACs seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial Business Combination, and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

Recently, the market for directors and officers liability insurance for SPACs has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

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

Provisions in our Charter may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our Charter contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our shareholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited shareholder proposals that may be in the best interests of shareholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred shares.

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

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. In addition, although we may pursue an initial Business Combination with any target business and in any sector or geographical location, we intend to focus our search on targets in energy transition technologies, such as battery materials, energy storage, EV infrastructure and advanced recycling in emerging/frontier countries including the CIS, South and South-East Asia and MENA regions. The military conflict between Russia and Ukraine and the resulting sanctions may limit our target geographic region. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S denominated banknotes to Russia or persons locates there. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Any of the above-mentioned factors could affect our ability to search for a target and consummate a Business Combination. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

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

If we effect a Business Combination with a company located outside of the United States, such as Borealis, the laws of the country in which such company operates will likely govern many of our material agreements and we may not be able to enforce our legal rights.

If we effect a Business Combination with a company located outside of the United States, such as Borealis, the laws of the country in which such company operates will likely govern many of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be certain in implementation and interpretation. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights against or to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities against our directors and officers under federal securities laws.

We may re-incorporate in another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction will likely govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with our initial Business Combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. For example, as part of our proposed transaction with Borealis, the Company will domesticate and continue as a corporation existing under the laws of the province of Ontario, Canada. If we determine to do this, the laws of such jurisdiction would likely govern all of our material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such reincorporation may subject us to foreign regulations that could materially and adversely affect our business.

After our initial Business Combination, it is likely that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is likely that after our initial Business Combination, including our proposed transaction with Borealis, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases impossible, for investors in the United States to enforce their legal rights against or to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities under United States laws.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our Class A ordinary shares or warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend upon the status of an acquired company pursuant to a Business Combination and whether we qualify for the PFIC start-up exception. The application of the start-up exception is uncertain, and there can be no assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide a U.S. holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. holders to consult their tax advisors regarding the possible application of the PFIC rules to holders of our Class A ordinary shares and warrants.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2021 and December 31, 2022 . If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

As of December 31, 2022, we had working capital deficiency of $1.58 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of our finance and acquisition plans. In addition, we expect to have negative cash flows from operations as we pursue an initial Business Combination target. Management’s plans to address this need for capital through our initial Business Combination which are discussed elsewhere in this document. We cannot assure you that our plans to raise capital or to consummate an initial Business Combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

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

Holders of Record

On March 24, 2023, there were one holder of record of our units and three holders of record of our Class A ordinary shares and five holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

A total of $175,950,000 of the net proceeds from the Initial Public Offering (including the additional units) and the sale of private placement warrants and additional private placement warrants was deposited in a trust account with Continental Stock Transfer & Company as trustee, established for the benefit of the Company’s public shareholders. Transaction costs amounted to $3.70 million consisting of $3.00 million in cash of underwriting fees and $0.70 million of other offering costs.

In connection with the shareholder vote to approve the Extension Amendment  in the Extraordinary General Meeting on March 2, 2023, the holders of 15,300,532 Class A ordinary shares property exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $159.34 million, leaving approximately $20.3 million in the trust account.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 7 of this Annual Report.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us” or the “Company” refer to Oxus Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Oxus Capital Pte. Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated in the Cayman Islands on February 3, 2021 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the private warrants, our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Proposed Business Combination

On February 23, 2023, Oxus entered into the Business Combination Agreement by and among the Company, Newco and Borealis. Pursuant to the Business Combination Agreement, among other things: (a) the Company will domesticate and continue as a corporation existing under the laws of the province of Ontario, Canada; (b) on the closing date, Newco and Borealis will amalgamate in accordance with the terms of the plan of arrangement, with Amalco surviving the Borealis Amalgamation as a wholly-owned subsidiary of New Oxus; and (c) on the closing date, immediately following the Borealis Amalgamation, Amalco and New Oxus will amalgamate, with New Oxus surviving the New Oxus Amalgamation. The Business Combination Agreement was unanimously approved by Oxus’ and Borealis’ respective board of directors. Under the Business Combination Agreement, Borealis Shareholders will receive from New Oxus, in the aggregate, a number of shares of New Oxus equal to (a) the Borealis Value divided by (b) $10.00.

The Business Combination Agreement contains customary representations and warranties, covenants and closing conditions, including, but not limited to, approval by the Company’s and Borealis’ respective shareholders of the Business Combination Agreement and the Proposed Transaction. The terms of the Business Combination Agreement and other related ancillary agreements entered into or to be entered into in connection with the closing of the Proposed Transaction, including those briefly described below, are summarized in more detail in the Company’s Form 8-K filed with the SEC on March 1, 2023.

Shareholder Support Agreements

Concurrently with the execution and delivery of the Business Combination Agreement, Oxus, Borealis and certain Borealis Shareholders entered into the Shareholder Support Agreements pursuant to which, among other things, such Borealis Shareholders have agreed to vote their Borealis shares in favor of the Proposed Transaction and not sell or transfer their Borealis shares.

Sponsor Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, Oxus, Borealis and the sponsor entered into the Sponsor Support Agreement pursuant to which, among other things, the sponsor agreed to (A) vote its founder shares in favor of the Proposed Transaction and the Oxus Proposals, (B) not redeem its founder shares, (C) waive certain of its anti-dilution rights, (D) convert the Sponsor Convertible Notes, and (E) forfeit certain sponsor founder shares as a part of incentive equity compensation for directors, officers and employees of New Oxus (subject to terms and conditions set forth in the Sponsor Support Agreement).

Registration Rights Agreement

In connection with the closing of the Proposed Transaction, Oxus and certain Borealis Shareholders and the Holders will enter into the Registration Rights Agreement, pursuant to which Oxus will be obligated to file a registration statement to register the resale of certain securities of Oxus held by the Holders. The Registration Rights Agreement will also provide the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Lock-Up Agreements

In connection with the closing of the Proposed Transaction, Oxus and certain Subject Party will enter into Lock-Up Agreements, pursuant to which (A) fifty percent (50%) of the shares of the Restricted Securities will be locked-up during the period commencing from the closing and ending on the earlier to occur of (i) twelve (12) months after the date of the closing and (ii) the date on which the closing price of common shares of New Oxus equals or exceeds $12.00 per share (as adjusted to take into account any stock split, stock dividend, reverse stock split, recapitalization or similar event) for any twenty (20) trading days within a thirty (30)-trading day period starting after the closing, and (B) fifty percent (50%) of the Restricted Securities will be locked-up during the period commencing from the closing and ending on twelve (12) months after the date of the closing, subject to certain specifications and exceptions.

Extension

On March 2, 2023, our shareholders approved an amendment the Extension Amendment. The Extension Amendment extends the date by which we must consummate our initial Business Combination from the Termination Date, upon additional funds being deposited into the Company’s trust account to up to the Extended Date.

In connection with the shareholder vote to approve the Extension Amendment, the holders of 15,300,532 Class A ordinary shares property exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $159.34 million, leaving approximately $20.3 million in the trust account.

Our sponsor has agreed to loan the Company (i) the lesser of (a) an aggregate of $180,000 or (b) $0.12 per public share that remain outstanding and is not redeemed in connection with the Extension plus (ii) the lesser of (a) an aggregate of $60,000 or (b) $0.04 per public share that remain outstanding and is not redeemed in connection with the Extension for each of the six subsequent calendar months commencing on June 8, 2023 (the “Extension Loan”), which amount will be deposited into the Trust Account. On March 3, 2023, our sponsor funded $200,000 through the Amended Note (as defined below), out of which $180,000 was deposited into the Trust Account as the initial deposit of the Extension Loan.

On March 15, 2023, our sponsor funded an additional $100,000 through the Amended Note.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2022, were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net loss of $0.30 million, which consisted of dividend income of $2.58 million, interest income of $4,010, foreign exchange gains of $1,073, offset by operating expenses of $2.89 million.

For the period from February 3, 2021 (inception) through December 31, 2021, we had a net loss of $0.41 million, which consisted of dividend income of $3,964, offset by change in fair value over-allotment liability of approximately $0.02 million, and operating expenses of $0.43 million.

Liquidity

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the sponsor and loans from the sponsor.

On September 8, 2021, the Company consummated the Initial Public Offering of 15,000,000 units, at a price of $10.00 per unit, generating gross proceeds of $150.00 million. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,400,000 private warrants at a price of $1.00 per warrant in a private placement to the sponsor and the underwriters, generating gross proceeds of $8.40 million. On September 13, 2021, the underwriters exercised the over-allotment option in full and purchased an additional 2,250,000 units, generating gross proceeds of $22.50 million. In connection with the underwriters’ full exercise of the over-allotment option, the Company issued an additional 900,000 private warrants at a price of $1.00 per warrant in a private placement to the sponsor and the underwriters, generating gross proceeds of $0.90 million.

Following the Initial Public Offering and the private placement, a total of $175.95 million was placed in the Trust Account (at $10.20 per Unit). We incurred $4.15 million in transaction costs, including $3.45 million of underwriting fees and $0.70 million of other offering costs.

For the year ended December 31, 2022, cash used in operating activities was $2.11 million. Net loss of $0.30 million was offset by the dividend received of $2.58 million and foreign exchange gain of $1,073. Changes in operating assets and liabilities provided $0.78 million of total cash for operating activities.

For the period from February 3, 2021 (inception) through December 31, 2021, cash used in operating activities was $0.60 million. Net loss of $0.41 million was offset by the dividend received of $3,964. Changes in operating assets and liabilities provided $0.17 million of total cash for operating activities.

As of December 31, 2022 and December 31, 2021, we had marketable securities held in the trust account of $178.53 million and $175.95 million respectively. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022 and December 31, 2021, we had cash of $0.68 million and $1.12 million outside of the trust account, respectively. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements – Going Concern, the Company has until the Extended Date to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before the Extended Date, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur, and an extension is not requested by the sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Further to the extension of the Termination Date from March 8, 2023 to December 8, 2023, the Company’s plan is to complete a Business Combination on or prior to December 8, 2023, however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 8, 2023.

As of December 31, 2022, the Company had $0.68 million in its operating bank account, $178.53 million of marketable securities held in the trust account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficiency of $1.58 million.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

We have engaged EarlyBirdCapital, Inc. and Sova Capital Limited as advisors in connection with our Business Combination to assist us in holding meetings with our shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial Business Combination, assist us in obtaining shareholder approval for the Business Combination and assist us with our press releases and public filings in connection with the Business Combination. We will pay EarlyBirdCapital, Inc. and Sova Capital Limited a cash fee of up to an aggregate of $5.23 million for such services upon the consummation of our initial Business Combination (exclusive of any applicable finders’ fees which might become payable); provided that up to 25% of the fee may be allocated at our sole discretion to other Financial Industry Regulatory Authority members that assist us in identifying or consummating an initial Business Combination.

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

We account for the public warrants and private warrants collectively (“warrants”), as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to our own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and December 31, 2021, 17,250,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements FASB ASC, Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary share is excluded from EPS as the redemption value approximates fair value.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Annual Report and is included herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022 and December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that our internal control over financial reporting was not effective as of December 31, 2022, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are listed below.

Name	Age	Title
Kenges Rakishev	43	Non-executive Chairman and Director
Kanat Mynzhanov	39	Chief Executive Officer and Director
Askar Mametov	39	Chief Financial Officer
Christophe Charlier	50	Director
Karim Zahmoul	56	Director
Shiv Vikram Khemka	60	Director

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

Karim Zahmoul has served as one of our independent directors since June 2022. Mr. Zahmoul has 25 years of investment banking experience. He has served as a Founder and CEO of EMVirya Ltd, an FCA regulated investment advisor based in London since February, 2018. EMVirya Ltd, is a privately held financial services firm with extensive experience in global emerging markets that is positioning itself at the cross road of Emerging markets and renewable energy. Prior to founding EMVirya, Mr. Zahmoul was a Partner at Temporis Capital from September 2014 to April 2017 in London, where he was responsible for the firm’s international investments business and developed renewable energy project in the emerging market jurisdiction including extended focus in Morocco and Argentina. Prior to that from 2004 to 2014, Mr. Zahmoul was a Managing Director at Barclays Investment Bank where he held various senior positions over his 10-year tenure at the bank. In his last position, he was responsible for the Global Emerging Market business for the investment bank. Prior to Barclays from 1999 to 2004, Mr. Zahmoul spent five years at Deutsche Bank where he was a Managing Director and Head of Emerging Market Structuring for the Americas in New York. He started his financial career and spent six years at Goldman Sachs, in both New York and London, where his last position was Executive Director in EEMEA Trading. Mr. Zahmoul received an MSc and a BSc from Columbia School of Engineering and Applied Sciences in Operation Research and a BA in Physics from Columbia College. The Company believes that Mr. Zahmoul’s qualifications to serve on our Board of Directors include his extensive experience in investment and financial industry.

We believe that Mr. Zahmoul’s qualifications to serve on our Board of Directors include his extensive experience in investment and financial industry.

Shiv Vikram Khemka has served as one of our independent directors commencing since September 2021. Mr. Khemka is a vice-chairman of SUN Group, a 120-year-old family enterprise comprised of both operating and investment companies. He has served as a vice-chairman of SUN Group since 1990. SUN Group is active in asset management, natural resources, green infrastructure and high technology. SUN has partnered to establish SUN Mobility, an energy tech company focused on becoming a leader in EV energy. SUN is also a significant investor in a leading EV solid state battery manufacturer. The group has been active in various regions around the world, including India, the Middle East, Central and South-East Asia. Mr. Khemka is the chairman of the Entrepreneurship Sports Generation, also executive chairman of the Global Education and Leadership Foundation. He is currently a member of the board of governors at Junior Achievement Worldwide and is a member of the Leadership Council at the Brooking Centre for Universal Education. The World Economic Forum elected Mr. Khemka a “Global Leader for Tomorrow” and he was also a member of the organization’s Global Agenda Council on Education. He has served on both the Brown University and Yale University’s President’s Councils. Mr. Khemka has also served as a board member on the Stanford Philanthropy and Civic Society (PACS) centre. He is currently a founding member of V20, a global community of values experts and practitioners that engage with G20, and is the chairman of Aikido Aikikai Foundation of India. He was awarded the Dr. Jean Mayer Global Citizenship Award from Tufts University, the Outstanding Contribution to Education Prize and the India Alumni Award from the Wharton School of Business. Mr. Khemka studied at Eton College, earned a BA in economics from Brown (’85), an MBA/MA with distinction from the Wharton School of Business and the Lauder Institute at the University of Pennsylvania (’90).

We believe that Mr. Khemka’s qualifications to serve on our Board of Directors include his extensive experience in investment and financial industry.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Karim Zahmoul, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Christophe Charlier and Shiv Vikram Khemka, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Kenges Rakishev and Kanat Mynzhanov, will expire at our third annual meeting of shareholders.

Prior to the completion of our initial Business Combination, any vacancy on our board of directors may be filled by a nominee chosen by holders of a majority of our founder shares.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our Charter.

Audit Committee

We have established an audit committee of the board of directors, which consists of Christophe Charlier (chairman), Shiv Vikram Khemka and Karim Zahmoul, each of whom is an independent director under Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Christophe Charlier (chairman), Shiv Vikram Khemka and Karim Zahmoul, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide those persons to be nominated:

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

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Christophe Charlier (chairman), Shiv Vikram Khemka and Karim Zahmoul, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that for the year ended December 31, 2022, there were no delinquent filers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 1, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding ordinary shares;
●	each of our executive officers, directors and director nominees that beneficially owns ordinary shares; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not give effect to the March Redemption.

	Number of Shares Beneficially Owned		Percentage of Outstanding Ordinary Shares
Name and Address of Beneficial Owner(1)
Oxus Capital PTE. LTD.(2)	4,162,500	(3)	19.2%
Adage Capital Partners, L.P.(4)	1,300,000		7.4%
D.E. Shaw Valence Portfolios, L.L.C.(5)	1,501,019		8.6%
Barclays PLC(8)	1,068,484		6.1%
Polar Asset Management Partners Inc.(9)	1,327,678		7.6%
Periscope Capital Inc.(10)	1,043,450		6.0%
Kenges Rakishev(2)	4,162,500	(3)	19.2%
Kanat Mynzhanov(6)	—		—
Askar Mametov	—		—
Karim Zahmoul	50,000		*
Christophe Charlier	50,000		*
Shiv Vikram Khemka	50,000		*
All directors and executive officers as a group (6 individuals)	4,312,500	(6)(7)	19.7%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 300/26 Dostyk Avenue, Almaty 050020.

(2)	Represents securities held by Oxus Capital PTE. LTD., our sponsor, of which Kenges Rakishev is the controlling shareholder.

(3)	Consists of 4,162,500 Class B ordinary shares.

(4)	Based on a Schedule 13G filed on September 20, 2021, by Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”) with respect to the Class A ordinary shares directly owned by it; Adage Capital Partners GP, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACPGP”), as general partner of ACP with respect to the Class A ordinary shares directly owned by ACP; Adage Capital Advisors, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACA”), as managing member of ACPGP, general partner of ACP, with respect to the Class A ordinary shares directly owned by ACP; Robert Atchinson (“Mr. Atchinson”), as managing member of ACA, managing member of ACPGP, general partner of ACP with respect to the Class A ordinary shares directly owned by ACP; Phillip Gross (“Mr. Gross”), as managing member of ACA, managing member of ACPGP, general partner of ACP with respect to the Class A ordinary shares directly owned by ACP (foregoing persons are hereinafter sometimes collectively referred to as the “Reporting Persons”). The address of the business office of each of the Reporting Persons is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(5)	Based on a Schedule 13G/A filed on February 14, 2023, by D. E. Shaw Valence Portfolios, L.L.C., a limited liability company organized under the laws of the state of Delaware; D. E. Shaw & Co., L.L.C., a limited liability company organized under the laws of the state of Delaware; D. E. Shaw & Co., L.P., a limited partnership organized under the laws of the state of Delaware and David E. Shaw, a citizen of the United States of America. David E. Shaw does not own any shares directly. By virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., L.P., which in turn is the investment adviser of D. E. Shaw Valence Portfolios, L.L.C. and D. E. Shaw Oculus Portfolios, L.L.C., and by virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Shaw & Co., L.L.C., which in turn is the manager of D. E. Shaw Valence Portfolios, L.L.C. and D. E. Shaw Oculus Portfolios, L.L.C., David E. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the 1,704,487 shares as described above constituting 9.7% of the outstanding shares and, therefore, David E. Shaw may be deemed to be the beneficial owner of such shares. David E. Shaw disclaims beneficial ownership of such 1,704,487 shares. The business address for each reporting person is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036.

(6)	Does not include certain shares indirectly owned by this individual as a result of his membership interest in our sponsor.

(7)	Interests shown include founder shares, classified as Class B ordinary shares. Such shares are convertible into Class A ordinary shares on a one for one basis, subject to adjustment.

(8)	Based on a Schedule 13G filed on February 14, 2022, by Barclays PLC, a public limited company of the UK, Barclays Bank PLC, a public limited company of the UK, and Barclays Capital Inc., a Connecticut corporation. The business address for Barclays PLC and Barclays Bank PLC is 1 Churchill Place, London, E14 5HP, England. The business address for Barclays Capital Inc. is 745 Seventh Ave., New York, NY 10019.

(9)	Based on a Schedule 13G/A filed on February 10, 2023, by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) and certain managed accounts (together with PMSMF, the “Polar Vehicles”) with respect to the shares directly held by the Polar Vehicles. The business address for each of the reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J0E6.
(10)

Based on a Schedule 13G filed on February 13, 2023, by Periscope Capital Inc., a company incorporated under the laws of Canada (“Periscope”). Periscope, which is the beneficial owner of 932,250 ordinary shares of Oxus, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds (each, a “Periscope Fund”) that collectively directly own 111,200 ordinary shares of Oxus. The business address of Periscope is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

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

Our sponsor has agreed to loan us up to $300,000 to be used for a portion of the expenses of the Initial Public Offering under an unsecured promissory note. We have repaid the $279,935 of the loan from the proceeds of the Initial Public Offering not being placed in trust upon consummation of the Initial Public Offering. No such amount was outstanding as of December 31, 2022.

On September 8, 2022, we entered into a promissory note (the “Promissory Note”) with our sponsor pursuant to which we may borrow up to an aggregate principal amount of $1,500,000. The Promissory Note is non-interest bearing and due on the date on which we consummate our initial Business Combination. If we complete a Business Combination, we would repay any loaned amounts, without interest, upon consummation of the Business Combination. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay any loaned amounts but no proceeds from our trust account would be used for such repayment. The issuance of the Promissory Note was unanimously approved by our board of directors, including all the members of the audit committee, on September 6, 2022. As of December 31, 2022, $1.5 million was outstanding under the Promissory Note.

On February 28, 2023, we entered into an Amended and Restated Promissory Note (the “Amended Note”) with our sponsor pursuant to which we may borrow up to an aggregate principal amount of $3,500,000. The Amended Note amended, replaced and superseded in its entirety the Promissory Note, and any unpaid principal balance of the indebtedness evidenced by the Promissory Note has been merged into and evidenced by the Amended Note. The Amended Note is non-interest bearing and due on the date on which we consummate our initial Business Combination. If we complete a Business Combination, we would repay any loaned amounts, without interest, upon consummation of the Business Combination. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay any loaned amounts but no proceeds from our trust account would be used for such repayment. As of March 31, 2023, there was outstanding unpaid balance of $1,800,000 under the Amended Note.

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

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our Charter.

Other than the $10,000 per month administrative fee, the repayment of up to $3,500,000 in loans from and the repayment of the Amended Note to our sponsor, no compensation or fees of any kind will be paid to our sponsor, initial shareholders, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial Business Combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and Business Combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

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

Director Independence

Currently, Christophe Charlier, Karim Zahmoul and Shiv Vikram Khemka would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. During the year ended December 31, 2022, and the period from February 3, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were $82,400 and $58,710 respectively for the services Marcum performed in connection with our Initial Public Offering and the audit of our December 31, 2022 financial statements included in this report.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from the year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. We did not pay Marcum for tax planning and tax advice during the period from the year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services during the period from the year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference:

(1)	Financial Statements

(2)	Financial Statements Schedule

None

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
2.1(6)	Business Combination Agreement, dated as of February 23, 2022, by and among Oxus, Newco and Borealis.
3.1(5)	Second Amended and Restated Memorandum and Articles of Association.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Class A Ordinary Share Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated September 2, 2021, between the Company and Continental Stock Transfer & Trust Company.
4.5(4)	Description of Securities of the Registrant.
10.1(2)	Amended and Restated Promissory Note, dated June 25, 2021, issued to our sponsor.
10.2(2)	Subscription Agreement for Founder Shares, dated March 16, 2021, between the Registrant and our sponsor.
10.3(1)	Letter Agreement, dated September 2, 2021, by and among the Company, our sponsor, the initial shareholders and each of the executive officers and directors of the Company.
10.4(1)	Investment Management Trust Agreement, dated September 2, 2021, between the Company and Continental Stock Transfer & Trust Company.
10.5(1)	Registration Rights Agreement, dated September 2, 2021, among the Company, our sponsor and certain securityholders.
10.6(1)	Private Placement Warrants Purchase Agreement, dated September 2, 2021, between the Company and Oxus Capital PTE. LTD.
10.7(1)	Private Placement Warrants Purchase Agreement, dated September 2, 2021, between the Company and EarlyBirdCapital, Inc.
10.8(1)	Private Placement Warrants Purchase Agreement, dated September 2, 2021, between the Company and Sova Capital Limited
10.9(1)	Stock Escrow Agreement, dated September 2, 2021, by and among the Company, Continental, and certain security holders
10.10(1)	Administrative Services Agreement, dated September 2, 2021, between the Company and the Sponsor.
10.11(1)	Form of Indemnity Agreement.
10.12(1)	Underwriting Agreement, dated September 2, 2021, between the Company and EarlyBirdCapital, Inc.
10.13(1)	Business Combination Marketing Agreement, dated September 2, 2021, between the Company and EarlyBirdCapital, Inc. and Sova Capital Limited
10.14(3)	Promissory Note Dated September 8, 2022
10.15(6)	Form of Shareholder Support Agreement, dated as of February 23, 2023, by and among Oxus and certain shareholders of Borealis.
10.16(6)	Sponsor Support Agreement, dated as of February 23, 2023, by and among Oxus, Sponsor and Borealis.
10.17(6)	Form of Registration Rights Agreement
10.18(6)	Form of Lock-Up Agreement
10.19(6)	Amended and Restated Promissory Note, dated February 28, 2023
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2021.

(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-258183), filed with the SEC on July 27, 2021, as amended.

(3)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 14, 2022.

(4)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022.

(5)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 3, 2023.

(6)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 1, 2023.

ITEM 16. FORM 10-K SUMMARY

None

OXUS ACQUISITION CORP.

FORM THE YEAR ENDED DECEMBER 31, 2022

TABLE OF CONTENTS

Page
PART 1. FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm (PCAOB ID: 688)	F-2

Financial Statements

Balance Sheets as of December 31, 2022, and December 31, 2021	F-3

Statements of Operations for the Year Ended December 31, 2022, and for the Period from February 3, 2021 (Inception) through December 31, 2021	F-4

Statements of Changes in Shareholders’ (Deficit) Equity for the Year Ended December 31, 2022, and for the Period from February 3, 2021 (Inception) through December 31, 2021	F-5

Statements of Cash Flows for the Year Ended December 31, 2022, and for the Period from February 3, 2021 (Inception) through December 31, 2021	F-6

Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Oxus Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Oxus Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ (deficit) equity and cash flows for the year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB, Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY
March 31, 2023

OXUS ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$680,792	$1,123,384
Prepaid expenses, current	236,002	312,584
Total Current Assets	916,794	1,435,968

Marketable securities held in Trust Account	178,532,948	175,953,964
Prepaid expenses, non-current	-	96,252
TOTAL ASSETS	$179,449,742	$177,486,184

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accrued offering costs and expenses	$842,513	$235,051
Promissory note	1,500,000	-
Related party payable	158,640	-
Total Current Liabilities	2,501,153	235,051

Commitments and Contingencies

Class A ordinary shares, par value $0.0001; subject to possible redemption, 17,250,000 shares at redemption value	178,532,948	175,950,000

Shareholders’ (Deficit) Equity

Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-

Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 300,000 issued and outstanding (excluding 17,250,000 shares subject to possible redemption)	30	30
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	-	1,708,296
Accumulated deficit	(1,584,820)	(407,624)
Total Shareholders’ (Deficit) Equity	(1,584,359)	1,301,133
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$179,449,742	$177,486,184

The accompanying notes are an integral part of the financial statements.

OXUS ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from February 3, 2021 (Inception) through December 31, 2021
Formation and operating expenses	$2,886,611	$428,376
Loss from operations	(2,886,611)	(428,376)
Other income:
Dividend income	2,578,984	3,964
Interest income	4,010	-
Foreign exchange gain	1,073	-
Change in fair value of over-allotment liability	-	16,788
Net loss	$(302,544)	$(407,624)

Basic and diluted weighted average redeemable Class A ordinary shares outstanding	17,250,000	5,907,100
Basic and diluted net loss per redeemable Class A ordinary share	$(0.01)	$(0.04)

Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,612,500	4,192,636
Basic and diluted net loss per non-redeemable ordinary share	$(0.01)	$(0.04)

The accompanying notes are an integral part of the financial statements.

OXUS ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

For the Year Ended December 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	300,000	$30	4,312,500	$431	$1,708,296	$(407,624)	$1,301,133
Remeasurement of Class A ordinary shares to redemption amount	-	-	-	-	(1,708,296)	(874,652)	(2,582,948)
Net loss	-	-	-	-	-	(302,544)	(302,544)
Balance – December 31, 2022	300,000	$30	4,312,500	$431	$-	$(1,584,820)	$(1,584,359)

For the Period from February 3, 2021 (Inception) through December, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – February 3, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	4,312,500	431	24,569	-	25,000
Issuance of Underwriter Founder Shares	300,000	30	-	-	10	-	40
Cash received from sale of Private Warrants	-	-	-	-	9,276,918	-	9,276,918
Reclassification for Class A ordinary shares to redemption amount	-	-	-	-	(17,847,202)	-	(17,847,202)
Fair value of Private Warrants	-	-	-	-	10,270,789	-	10,270,789
Change in fair value of over-allotment liability	-	-	-	-	(16,788)	-	(16,788)
Net loss	-	-	-	-	-	(407,624)	(407,624)
Balance - December 31, 2021	300,000	$30	4,312,500	$431	$1,708,296	$(407,624)	$1,301,133

The accompanying notes are an integral part of the financial statements.

OXUS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from February 3, 2021 (Inception) through December 31, 2021

Cash Flows from Operating Activities:
Net loss	$(302,544)	$(407,624)
Dividend income	(2,578,984)	(3,964)
Foreign exchange gain	(1,073)	-
Change in fair value of over-allotment liability	-	(16,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued offering costs and expenses	604,049	235,051
Prepaid expenses, current	76,582	(408,836)
Prepaid expenses, non-current	96,252	-
Net cash used in operating activities	(2,105,718)	(602,161)

Cash flows from Investing Activities:
Investment of marketable securities held in Trust Account	-	(175,950,000)
Net cash used in investing activities	-	(175,950,000)

Cash flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	-	25,000
Proceeds from issuance of Class A ordinary shares to underwriters	-	40
Proceeds from sale of Units	-	175,950,000
Proceeds from sale of Private Warrants	-	9,300,000
Proceeds from Promissory Note – related party	1,500,000	279,935
Repayment of Promissory Note – related party	-	(279,935)
Payment of offering costs	-	(7,599,495)
Proceeds from related party	163,126	-
Net cash provided by financing activities	1,663,126	177,675,545
Net Change in Cash:	(442,592)	1,123,384
Cash - Beginning	1,123,384	-
Cash - Ending	$680,792	$1,123,384

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs in accrued offering costs and expenses	$-	$32,050
Issuance of Underwriter Founder Shares	$-	$30
Remeasurement for Class A ordinary shares subject to redemption	$2,582,948	$-

The accompanying notes are an integral part of the financial statements.

OXUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS

Oxus Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on February 3, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination (a “Business Combination”) with one or more businesses. The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through December 31, 2022, relates to the Company’s formation and the Initial Public Offering, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

OXUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

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

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata income earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the FASB ASC Topic 480 “Distinguishing Liabilities from Equity”.

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Charter, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

OXUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

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

OXUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements – Going Concern, the Company intends to extend the liquidation date from March 8, 2023 to December 8, 2023 in order to consummate a Business Combination, it is uncertain that the Company will be able to consummate a Business Combination on time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 8, 2023.

As of December 31, 2022, the Company had $0.68 million in its operating bank account, $178.53 million of marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficiency of $1.58 million.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

OXUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

OXUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Estimates made in preparing these financial statements include, among other things, the fair value measurement of shares transferred by the Sponsor to independent director nominees. Actual results could differ from those estimates.

OXUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company had $0.68 million and $1.12 million in cash as of December 31, 2022, and December 31, 2021, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022, and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

The Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in dividend income in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

On December 31, 2022, and December 31, 2021, the Company had $178.53 million and $175.95 million respectively, of marketable securities held in the Trust Account that were held in money market fund for which the underlying assets are U.S. Treasury Securities.

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

As of December 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

	December 31, 2022	December 31, 2021
Gross proceeds	$175,950,000	$172,500,000
Less:
Proceeds allocated to public warrants	-	(10,522,500)
Ordinary shares issuance costs	-	(3,874,702)
Sub-total	-	(14,397,202)
Plus:
Remeasurement of Class A ordinary shares to initial redemption amount	-	17,847,202
Remeasurement of carrying value to redemption value	2,582,948	-
Class A ordinary shares subject to possible redemption	$178,532,948	$175,950,000

OXUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	For the Year Ended December 31, 2022	For the Period from February 3, 2021 (Inception) through December 31, 2021
Ordinary shares subject to possible redemption
Numerator:
Net loss allocable to Class A ordinary shares subject to possible redemption	$(238,714)	$(238,410)
Denominator:
Weighted average redeemable Class A ordinary shares, basic and diluted	17,250,000	5,907,100
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(0.01)	$(0.04)

Non-redeemable ordinary shares
Numerator:
Net loss allocable to non-redeemable ordinary shares	$(63,830)	$(169,214)
Denominator:
Weighted average non-redeemable ordinary shares, basic and diluted	4,612,500	4,192,636
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.01)	$(0.04)

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

OXUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

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

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction. The company is not presently subject to income taxes or income tax filing requirements in the Cayman Islands. As such, the company’s income tax provision was zero for the period ending December 31, 2022.

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

OXUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements

In August 2020, FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments.

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

OXUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 3. INITIAL PUBLIC OFFERING

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

In connection with the Initial Public Offering, the Company granted the underwriters an option to purchase 2,250,000 shares of the Company’s ordinary share at the Initial Public Offering price, or $10.00 per share, for 45 days commencing on September 8, 2021 (grant date). Since this option extended beyond the closing of the Initial Public Offering, this option feature represented a call option that was accounted for under ASC 480, Distinguishing Liabilities from Equity. Accordingly, the call option had been separately accounted for at a fair value with the change in fair value between the grant date and September 13, 2021 recorded as other income. The Company used the Black-Scholes valuation model to determine the fair value of the call option at the grant date and again at September 13, 2021 (refer to Note 8 for fair value information).

NOTE 4. PRIVATE WARRANTS

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

OXUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS (Continued)

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

As of December 31, 2022, the Company determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Through July 2021, the Sponsor surrendered an aggregate 4,312,500 Founder Shares to the Company for no consideration. All shares and associated amounts have been retroactively adjusted to reflect the share surrender.

As of December 31, 2022, no Class B ordinary share was available for forfeiture as a result of the underwriters’ full exercise of the over-allotment option.

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

OXUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS (Continued)

Underwriter Founder Shares (continued)

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

On June 25, 2021, the terms of the Promissory Note were revised to be payable on the earlier of December 31, 2022, or the consummation of the Proposed Public Offering.

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

On September 8, 2022, the Company issued a promissory note for up to approximately $1.5 million (the “Note”) to the Sponsor, of which a balance of $1.5 million was outstanding under the Note as of December 31, 2022. The Note is non-interest bearing. The principal balance of Note shall be payable on the date of a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination involving the Maker and one or more businesses (such date the “Maturity Date”).

OXUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 6. COMMITMENTS AND CONTINGENCIES

Related Party Payable

At close of the Initial Public Offering, the operating bank account of the Company held an excess of $0.86 million, resulting from an over funding in connection with the close of the Initial Public Offering. On September 9, 2021, the over funding was returned to the Sponsor. As of December 31, 2022, $0.06 million was due to the Sponsor in connection with professional fees paid on behalf of the Company, in addition of an amount of $0.10 million in connection to an over-funding.

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

For the year ended December 31, 2022, the Company incurred $0.12 million for these services, of which such amount is included in the formation and operating costs on the accompanying statements of operations.

For the period from February 3, 2021 through December 31, 2021, the Company accrued $30,000 for these services, of which such amount is included in the operating costs on accompanying statement of operations.

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

Legal Success Fee

As a contingent arrangement, an additional fee up to $0.2 million is payable to the Company’s legal counsel in the event that the Company completes a Business Combination.

OXUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per preferred share. At December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue up to 500,000,000 shares of Class A ordinary shares, with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. Through December 31, 2021, the underwriters and/or its designees effected a surrender of an aggregate of 100,000 Class A ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class A ordinary shares outstanding from 400,000 to 300,000. All shares and associated amounts have been retroactively adjusted to reflect the share surrender. At December 31, 2022 and December 31, 2021, there were 300,000 shares of Class A ordinary shares issued and outstanding, which are non-redeemable. This number excludes 17,250,000 shares of Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. Through December 31, 2021, the Sponsor effected a surrender of an aggregate of 4,312,500 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 8,625,000 to 4,312,500. All shares and associated amounts have been retroactively adjusted to reflect the share surrender. As of December 31, 2022 and December 31, 2021, there were 4,312,500 shares of Class B ordinary shares issued and outstanding. No Class B ordinary share was available for forfeiture at balance sheet date, resulting from the underwriters’ full exercise of the over-allotment option.

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

OXUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS’ EQUITY (Continued)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

●	Level 2 – Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

●	Level 3 – Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

OXUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENT

NOTE 8. FAIR VALUE MEASUREMENTS (Continued)

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2022, by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Marketable securities held in Trust Account	$178,532,948	$-	$-
	$178,532,948	$-	$-

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2021, by level within the fair value hierarchy:

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than already disclosed, that would have required adjustment or disclosure in the financial statements.

On January 13, 2023, $0.10 million was refunded to the Sponsor in connection with an over-funding (refer to Note 6), bringing the outstanding related party payable to $0.06 million.

On February 23, 2023, the Company entered into a business combination agreement by and among the Company, 1000397116 Ontario Inc., a corporation incorporated under the laws of the province of Ontario, Canada (“Newco”) and a wholly-owned subsidiary of the Company, and Borealis (as may be amended and/or restated from time to time, the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, among other things: (a) the Company will domesticate and continue as a corporation existing under the laws of the province of Ontario, Canada (the “Continuance” and, the Company as the continuing entity, “New Oxus”); (b) on the closing date, Newco and Borealis will amalgamate in accordance with the terms of the plan of arrangement (the “Borealis Amalgamation” and Newco and Borealis as amalgamated, “Amalco”), with Amalco surviving the Borealis Amalgamation as a wholly-owned subsidiary of New Oxus; and (c) on the closing date, immediately following the Borealis Amalgamation, Amalco and New Oxus will amalgamate (the “New Oxus Amalgamation,” and together with the Continuance, the Borealis Amalgamation and other transactions contemplated by the Business Combination, the plan of arrangement and the ancillary agreements, the “Proposed Transaction”), with New Oxus surviving the New Oxus Amalgamation. The Business Combination Agreement was unanimously approved by Oxus’ and Borealis’ respective board of directors. Under the Business Combination Agreement, the shareholders of Borealis (“Borealis Shareholders”) will receive from New Oxus, in the aggregate, a number of shares of New Oxus equal to (a) the Borealis Value (as defined below) divided by (b) $10.00. The Borealis Value will be equal to $150 million less net indebtedness (aggregate consolidated amount of indebtedness of Borealis minus cash) (the “Borealis Value”).

On February 28, 2023, the Note was amended to increase its principal amount to $3.5 million (the “Amended Note”). The Amended Note remains payable at Maturity Date and is non-interest bearing.

On March 2, 2023, the Company’s shareholders approved at the extraordinary general meeting (1) a special resolution (the “Extension Proposal”) to amend the Charter to extend the date that the Company has to consummate a Business Combination from March 8, 2023 to the Extended Date and (2) a special resolution (the “Founder Share Amendment Proposal”) to amend the Charter to provide for the right of a holder of the Class B ordinary shares to convert into the Class A ordinary shares on a one-for-one basis prior to the closing of a Business Combination at the election of such holder. In connection with the votes to approve the Extension Proposal and the Founder Share Amendment Proposal, the holders of 15,300,532 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $159.34 million, leaving approximately $20.3 million in the Trust Account.

The Sponsor has agreed to loan the Company (i) the lesser of (a) an aggregate of $180,000 or (b) $0.12 per public share that remain outstanding and is not redeemed in connection with the Extension plus (ii) the lesser of (a) an aggregate of $60,000 or (b) $0.04 per public share that remain outstanding and is not redeemed in connection with the Extension for each of the six subsequent calendar months commencing on June 8, 2023 (the “Extension Loan”), which amount will be deposited into the Trust Account. On March 3, 2023, the Sponsor funded $200,000 through the Amended Note, out of which $180,000 was deposited into the Trust Account as the initial deposit of the Extension Loan.

 On March 15, 2023, the Sponsor funded an additional $100,000 through the Amended Note.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oxus Acquisition Corp.

Dated: March 31, 2023	By:	/s/ Kanat Mynzhanov
Kanat Mynzhanov
Chief Executive Officer

Dated: March 31, 2023	By:	/s/ Askar Mametov
Askar Mametov
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2023.

Signatures	Capacity in Which Signed

/s/ Kenges Rakishev	Non-executive Chairman and Director
Kenges Rakishev

/s/ Kanat Mynzhanov	Chief Executive Officer
Kanat Mynzhanov	(Principal Executive Officer)

/s/ Askar Mametov	Chief Financial Officer
Askar Mametov	(Principal Financial and Accounting Officer)

/s/ Christophe Charlier	Director
Christophe Charlier

/s/ Karim Zahmoul	Director
Karim Zahmoul

/s/ Shiv Vikram Khemka	Director
Shiv Vikram Khemka