Form 10-Q
period 2023-03-31
Oxus Acquisition Corp.
filed 2023-05-22
CIK 1852973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 19, 2023, there were 3,749,468 Class A ordinary shares, par value $0.0001 per share, and 2,812,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

OXUS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

OXUS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$64,004	$680,792
Prepaid expenses, current	22,212	236,002
Total Current Assets	86,216	916,794

Marketable securities held in Trust Account	20,767,832	178,532,948
TOTAL ASSETS	$20,854,048	$179,449,742

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs and expenses	$2,117,165	$842,513
Promissory note - related party	1,800,000	1,500,000
Related party payable	58,640	158,640
Total Current Liabilities	3,975,805	2,501,153

Commitments and Contingencies

Class A ordinary shares, par value $0.0001; subject to possible redemption, 1,949,468 shares as of March 31, 2023 and 17,250,000 shares as of December 31, 2022, respectively, at redemption value	20,767,832	178,532,948

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 300,000 issued and outstanding (excluding 1,949,468 shares subject to possible redemption as of March 31, 2023 and 17,250,000 shares subject to possible redemption as of December 31, 2022, respectively)	30	30
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	-	-
Accumulated deficit	(3,890,050)	(1,584,820)
Total Shareholders’ Deficit	(3,889,589)	(1,584,359)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$20,854,048	$179,449,742

The accompanying notes are an integral part of the unaudited condensed financial statements.

OXUS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Formation and operating expenses	$2,118,542	$565,542
Loss from operations	(2,118,542)	(565,542)
Other income (expense):
Dividend income	1,395,063	14,360
Interest income	2,432	-
Foreign exchange loss	(9,120)	-
Net loss	$(730,167)	$(551,182)

Basic and diluted weighted average redeemable Class A ordinary shares outstanding	12,264,433	17,250,000
Basic and diluted net loss per redeemable Class A ordinary share	$(0.04)	$(0.03)

Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,612,500	4,612,500
Basic and diluted net loss per non-redeemable ordinary share	$(0.04)	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

OXUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	For the Three Months Ended March 31, 2023
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	300,000	$30	4,312,500	$431	$-	$(1,584,820)	$(1,584,359)
Remeasurement of Class A ordinary shares to redemption amount	-	-	-	-	-	(1,575,063)	(1,575,063)
Net loss	-	-	-	-	-	(730,167)	(730,167)
Balance – March 31, 2023 (Unaudited)	$300,000	$30	$4,312,500	$431	$-	$(3,890,050)	$(3,889,589)

	For the Three Months Ended March 31, 2022
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2022	300,000	$30	4,312,500	$431	$1,708,296	$(407,624)	$1,301,133
Remeasurement of Class A ordinary shares to redemption amount	-	-	-	-	(18,324)	-	(18,324)
Net loss	-	-	-	-	-	(551,182)	(551,182)
Balance – March 31, 2022 (Unaudited)	300,000	$30	4,312,500	$431	$1,689,972	$(958,806)	$731,627

The accompanying notes are an integral part of the unaudited condensed financial statements.

OXUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash Flows from Operating Activities:
Net loss	$(730,167)	$(551,182)
Dividend income	(1,395,063)	(14,360)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued offering costs and expenses	1,274,652	306,101
Prepaid expenses, current	213,790	12,309
Prepaid expenses, non-current	-	74,040
Net cash used in operating activities	(636,788)	(173,092)

Cash flows from Investing Activities:
Extension loan	(180,000)	-
Cash withdrawn from Trust account in connection with redemptions of Class A ordinary Shareholders	159,340,179	-
Net cash provided by investing activities	159,160,179	-

Cash flows from Financing Activities:
Proceeds from promissory note - related party	300,000	-
Repayment of related party payable	(100,000)	-
Payment for Redemptions of Class A ordinary shares	(159,340,179)	-
Net cash used in financing activities	(159,140,179)	-

Net Change in Cash:	(616,788)	(173,092)
Cash - Beginning	680,792	1,123,384
Cash - Ending	$64,004	$950,292

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement for Class A ordinary shares subject to redemption	$1,575,063	$18,324

The accompanying notes are an integral part of the unaudited condensed financial statements.

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through March 31, 2023, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the offering identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

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

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

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

The Company initially had until March 8, 2023 to complete a Business Combination, which was extended until December 8, 2023 (the “Combination Period”) after the approval obtained at an extraordinary meeting of shareholder held on March 2, 2023 (the “Extension”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including income earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.20 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account

On February 23, 2023, the Company entered into a business combination agreement by and among the Company, 1000397116 Ontario Inc., a corporation incorporated under the laws of the province of Ontario, Canada (“Newco”) and a wholly-owned subsidiary of the Company, and Borealis Foods Inc (“Borealis”) (as may be amended and/or restated from time to time, the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, among other things: (a) the Company will domesticate and continue as a corporation existing under the laws of the province of Ontario, Canada (the “Continuance” and, the Company as the continuing entity, “New Oxus”); (b) on the closing date, Newco and Borealis will amalgamate in accordance with the terms of the plan of arrangement (the “Borealis Amalgamation” and Newco and Borealis as amalgamated, “Amalco”), with Amalco surviving the Borealis Amalgamation as a wholly-owned subsidiary of New Oxus; and (c) on the closing date, immediately following the Borealis Amalgamation, Amalco and New Oxus will amalgamate (the “New Oxus Amalgamation,” and together with the Continuance, the Borealis Amalgamation and other transactions contemplated by the Business Combination, the plan of arrangement and the ancillary agreements, the “Proposed Transaction”), with New Oxus surviving the New Oxus Amalgamation.

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

On March 2, 2023, at the extraordinary general meeting of shareholders in connection with the Extension, the holders of 15,300,532 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $159.34 million, leaving approximately $20.3 million in the Trust Account.

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

Shareholder Support Agreements

Concurrently with the execution and delivery of the Business Combination Agreement, Oxus, Borealis and certain Borealis Shareholders entered into an agreement, pursuant to which, among other things, such Borealis Shareholders have agreed to vote their Borealis shares in favor of the Proposed Transaction and not sell or transfer their Borealis shares (the “Shareholder Support Agreements”).

Sponsor Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, Oxus, Borealis and the Sponsor entered into an agreement, pursuant to which, among other things, Sponsor agreed to (A) vote its founder shares in favor of the Proposed Transaction and the Oxus Proposals, (B) not redeem its founder shares, (C) waive certain of its anti-dilution rights, (D) convert the Sponsor Convertible Notes, and (E) forfeit certain Sponsor founder shares as a part of incentive equity compensation for directors, officers and employees of New Oxus (subject to terms and conditions set forth in such agreement) (the “Sponsor Support Agreement).

Registration Rights Agreement

In connection with the closing date (the “Closing”), Oxus and certain Borealis Shareholders and certain shareholders of Oxus (the “Holders”) will enter into an agreement, pursuant to which Oxus will be obligated to file a registration statement to register the resale of certain securities of Oxus held by the Holders. The Registration Rights Agreement will also provide the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions (the “Registration Rights Agreement”).

Lock-Up Agreements

In connection with the Closing, Oxus and certain directors/officers/five percent (5%) or greater shareholders of Borealis (the “Subject Party”) will enter into agreements, pursuant to which (A) fifty percent (50%) of the shares of New Oxus held by the Subject Party (the “Restricted Securities”) will be locked-up during the period commencing from the Closing and ending on the earlier to occur of (i) twelve (12) months after the date of the Closing and (ii) the date on which the closing price of common shares of New Oxus equals or exceeds $12.00 per share (as adjusted to take into account any stock split, stock dividend, reverse stock split, recapitalization or similar event) for any twenty (20) trading days within a thirty (30)-trading day period starting after the Closing, and (B) fifty percent (50%) of the Restricted Securities will be locked-up during the period commencing from the Closing and ending on twelve (12) months after the date of the Closing, subject to certain specifications and exceptions (the “Lock-Up Agreements”).

Liquidity and Going Concern

As of March 31, 2023, the Company had $0.06 million in its operating bank account, $20.77 million of marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficiency of $3.89 million.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements – Going Concern, the Company has until December 8, 2023 to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before December 8, 2023, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur, and an extension is not requested by the sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 8, 2023.

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

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Emerging Growth Company (Continued)

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

Cash and Cash Equivalents

The Company had $0.06 million and $0.68 million in cash as of March 31, 2023, and December 31, 2022, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023, and December 31, 2022, respectively.

Marketable Securities Held in Trust Account

The Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of marketable securities held in Trust Account are included in dividend income in the accompanying statements of operations. The estimated fair values of marketable securities held in Trust Account are determined using available market information. On March 31, 2023, and December 31, 2022, the Company had $20.77 million and $178.53 million respectively, of marketable securities held in the Trust Account that were held in a money market fund for which the underlying assets are U.S. Treasury Securities.

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As of March 31, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

	March 31, 2023	December 31, 2022
Gross proceeds	$178,532,948	$175,950,000
Plus:
Remeasurement of carrying value to redemption value	1,575,063	2,582,948
Redemption of Class A ordinary shares	(159,340,179)	-
Class A ordinary shares subject to possible redemption	$20,767,832	$178,532,948

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

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Ordinary Share (Continued)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

Ordinary shares subject to possible redemption
Numerator:
Net loss allocable to Class A ordinary shares subject to possible redemption	$(530,611)	$(434,895)
Denominator:
Weighted average redeemable Class A ordinary shares, basic and diluted	12,264,433	17,250,000
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(0.04)	$(0.03)

Non-redeemable ordinary shares
Numerator:
Net loss allocable to non-redeemable ordinary shares	$(199,556)	$(116,287)
Denominator:
Weighted average non-redeemable ordinary shares, basic and diluted	4,612,500	4,612,500
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.04)	$(0.03)

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

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

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

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction. The company is not presently subject to income taxes or income tax filing requirements in the Cayman Islands. As such, the company’s income tax provision was zero for the period ending March 31, 2023.

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

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 3 – INITIAL PUBLIC OFFERING (Continued)

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

As of March 31, 2023, the Company determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

Founder Shares (Continued)

Through July 2021, the Sponsor surrendered an aggregate 4,312,500 Founder Shares to the Company for no consideration. All shares and associated amounts have been retroactively adjusted to reflect the share surrender.

On September 13, 2021, no Class B ordinary share was available for forfeiture as a result of the underwriters’ full exercise of the over-allotment option.

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

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

Promissory Note — Related Party

On March 22, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $0.30 million. The Promissory Note is non-interest bearing and payable on the earlier of June 30, 2021 or the consummation of the Initial Public Offering.

On June 25, 2021, the terms of the Promissory Note were revised to be payable on or the earlier of December 31, 2022, or the consummation of the Proposed Public Offering.

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

Amended Note

On September 8, 2022, the Company issued a promissory note for up to approximately $1.5 million (the “Note”) to the Sponsor. The Note is non-interest bearing. The principal balance of Note shall be payable on the date of a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination involving the Maker and one or more businesses (such date the “Maturity Date”). The arrangement did not include any conversion feature.

On February 28, 2023, the Note was amended to increase its principal amount to $3.5 million (the “Amended Note”). The Amended Note remains payable at Maturity Date and is non-interest bearing. The principal balance of Note shall be payable on the date of a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Maker and one or more businesses (such date the “Maturity Date”). The arrangement did not include any conversion feature.

In March 2023, $0.3 million was funded through the Amended Note, out of which $0.18 million was deposited in the Trust Account as the Extension Loan (defined below) and $0.12 million was for working capital purposes.

As of March 31, 2023, $1.8 million was outstanding under the Amended Note, which comprises the entire balance of the Promissory Note- Related Party on the condensed balance sheet as of March 31, 2023.

Extension Funds

The Sponsor has agreed to loan the Company (i) the lesser of (a) an aggregate of $0.18 million or (b) $0.12 per public share that remain outstanding and is not redeemed in connection with the Extension plus (ii) the lesser of (a) an aggregate of $60,000 or (b) $0.04 per public share that remain outstanding and is not redeemed in connection with the Extension for each of the six subsequent calendar months commencing on June 8, 2023 (the “Extension Loan”), which amount will be deposited into the Trust Account. On March 3, 2023, $0.18 million was deposited into the Trust Account as the initial deposit of the Extension Loan, which was funded through the Amended Note.

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Related Party Payable

At close of the Initial Public Offering, the operating bank account of the Company held an excess of $0.86 million, resulting from an over funding in connection with the close of the Initial Public Offering. On September 9, 2021, the over funding was returned to the Sponsor. As of March 31, 2023, $0.06 million was due to the Sponsor in connection with professional fees paid on behalf of the Company, after the refund of an amount of $0.10 million to the Sponsor, in connection to an over-funding. As of December 31, 2022, $0.16 million was outstanding, which comprised of $0.06 million due to the Sponsor in connection with professional fees paid on behalf of the Company, in addition of an amount of $0.10 million in connection to an over-funding.

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

For the quarter ended March 31, 2023, the Company incurred $0.03 million that was included in formation and operating costs on the accompanying condensed statements of operations, of which $0.01 million was accrued as of March 31, 2023.

For the quarter ended March 31, 2022, the Company incurred $0.03 million that was included in formation and operating costs on the accompanying condensed statements of operations, of which $0.03 million was accrued as of March 31, 2022.

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

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital, lnc. (“EarlyBirdCapital”) and Sova Capital Limited (“Sova Capital”) as advisors in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital and Sova Capital a cash fee for such services upon the consummation of a Business Combination of $5.23 million that equals to 3.0% of the gross proceeds of Initial Public Offering (exclusive of any applicable finders’ fees which might become payable).

Legal Success Fee

As a contingent arrangement, an additional fee up to $0.2 million is payable to the Company’s legal counsel in the event that the Company completes a Business Combination.

NOTE 7 – SHAREHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per preferred share. On March 31, 2023, and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue up to 500,000,000 shares of Class A ordinary shares, with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. Through December 31, 2021, the underwriters and/or its designees effected a surrender of an aggregate of 100,000 Class A ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class A ordinary shares outstanding from 400,000 to 300,000. All shares and associated amounts have been retroactively adjusted to reflect the share surrender. As of March 31, 2023 and December 31, 2022, there were 300,000 shares of Class A ordinary shares issued and outstanding, which are non-redeemable. This number excludes 1,949,468 shares of Class A ordinary shares as of March 31, 2023 and 17,250,000 shares of Class A ordinary shares as of December 31, 2022, that were outstanding and subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. Through December 31, 2021, the Sponsor effected a surrender of an aggregate of 4,312,500 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 8,625,000 to 4,312,500. All shares and associated amounts have been retroactively adjusted to reflect the share surrender. As of March 31, 2023 and December 31, 2022, there were 4,312,500 shares of Class B ordinary shares issued and outstanding. No Class B ordinary share was available for forfeiture at balance sheet date, resulting from the underwriters’ full exercise of the over-allotment option.

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 7 – SHAREHOLDERS’ DEFICIT (Continued)

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

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 7 – SHAREHOLDERS’ DEFICIT (Continued)

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

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 8 – FAIR VALUE MEASUREMENTS (Continued)

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2023, by level within the fair value hierarchy:

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Marketable securities held in Trust Account	$20,767,832	$-	$-
	$20,767,832	$-	$-

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2022 by level within the fair value hierarchy:

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

On April 5, 2023, in accordance with the provisions of the second amended and restated memorandum and articles of association of the Company, the Sponsor exercised its right to convert 1,500,000 shares of Class B ordinary shares, par value $0.0001 per share, of the Company into 1,500,000 shares of Class A ordinary shares, par value $0.0001 per share, of the Company on a one-for-one basis. As of April 5, 2023, following conversion, there were 6,561,968 ordinary shares of the Company issued and outstanding, consisting of 3,749,468 Class A ordinary shares and 2,812,500 Class B ordinary shares.

On May 18, 2023, a draw down of $0.3 million was made under the Amended Note, bringing the balance outstanding to $2.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us” or the “Company” refer to Oxus Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Oxus Capital Pte. Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023, as well as Item 1A, Part II of this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The Business Combination Agreement

On February 23, 2023, we entered into a Business Combination Agreement with 1000397116 Ontario Inc., a corporation incorporated under the laws of the Province of Ontario, Canada and a wholly-owned subsidiary of Oxus (“Newco”), and Borealis Foods Inc., a corporation incorporated under the laws of Canada (“Borealis”) (as may be amended and restated from time to time, the “Business Combination Agreement”). The Business Combination Agreement was unanimously approved by Oxus’ and Borealis’ respective board of directors. Pursuant to the Business Combination Agreement, among other things: (a) Oxus will domesticate and continue as a corporation existing under the laws of the Province of Ontario, Canada (the “Continuance” and, Oxus as the continuing entity, “New Oxus”); (b) on the Closing date, Newco and Borealis will amalgamate in accordance with the terms of the plan of arrangement (the “Borealis Amalgamation” and Newco and Borealis as amalgamated, “Amalco”), with Amalco surviving the Borealis Amalgamation as a wholly-owned subsidiary of New Oxus; and (c) on the Closing date, immediately following the Borealis Amalgamation, Amalco and New Oxus will amalgamate (the “New Oxus Amalgamation,” and together with the Continuance, the Borealis Amalgamation and other transactions contemplated by the Business Combination, the plan of arrangement and the ancillary agreements, the “Proposed Transaction”), with New Oxus surviving the New Oxus Amalgamation. For a more detailed discussion of the Business Combination Agreement, the Proposed Transaction and the ancillary agreements, see the Current Report on Form 8-K filed with the SEC on March 1, 2023.

Extension

At the Extraordinary General Meeting held on March 2, 2023, our shareholders approved (1) a special resolution (the “Extension Proposal”) to amend our Amended and Restated Memorandum and Articles of Association (the “Charter”) to extend the date that we have to consummate a business combination from March 8, 2023 to December 8, 2023, or such earlier date as determined by our board of directors (the “Extended Date”) and (2) a special resolution (the “Founder Share Amendment Proposal”) to amend the Charter to provide for the right of a holder of the Class B ordinary shares to convert into the Class A ordinary shares on a one-for-one basis prior to the closing of a business combination at the election of such holder. In connection with the votes to approve the Extension Proposal and the Founder Share Amendment Proposal, the holders of 15,300,532 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $159.34 million, leaving approximately $20.3 million in our trust account.

Conversion of Class B Ordinary Shares

On April 5, 2023, in accordance with the provisions of the second amended and restated memorandum and articles of association of the Company, our sponsor exercised its right to convert 1,500,000 shares of Class B ordinary shares, par value $0.0001 per share, of the Company into 1,500,000 shares of Class A ordinary shares, par value $0.0001 per share, of the Company on a one-for-one basis. As of April 5, 2023, following conversion, there were 6,561,968 ordinary shares of the Company issued and outstanding, consisting of 3,749,468 Class A ordinary shares and 2,812,500 Class B ordinary shares.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 3, 2021 (inception) through March 31, 2023, were related to the Company’s formation and the Initial Public Offering, and since the offering identifying and evaluating prospective acquisition targets for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income or dividend income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net loss of $0.73 million, which consisted of dividend income earned on marketable securities held in Trust account of $1.40 million, interest income of $2,432, foreign exchange loss of $9,120, offset by operating expenses of $2.12 million.

For the three months ended March 31, 2022, the Company had a net loss of approximately $0.55 million, which consisted of dividend income earned on marketable securities of $14,360, offset by formation and operating costs of approximately $0.57 million.

Liquidity and Going Concern

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

For the three months ended March 31, 2023, cash used in operating activities was $0.64 million. A net loss of $0.73 million was offset by the dividend income earned on marketable securities held in Trust account of $1.40 million. Changes in operating assets and liabilities provided $1.49 million of total cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $0.17 million. Net loss of $0.55 million was offset by the dividend income earned on marketable securities held in Trust account of $14,360. Changes in operating assets and liabilities provided $0.39 million of total cash for operating activities.

As of March 31, 2023, and December 31, 2022, we had marketable securities held in Trust Account of $20.77 million and $178.53 million respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing dividend income earned on the Trust Account to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, and December 31, 2022, we had cash of $0.06 million and $0.68 million outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

As of March 31, 2023, the Company had $0.06 million in its operating bank account, $20.77 million of marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficiency of $3.89 million.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements-Going Concern, the Company has until December 8, 2023 to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before December 8, 2023, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur, and an extension is not requested by the sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 8, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

We have engaged EarlyBirdCapital, Inc. and Sova Capital Limited as advisors in connection with our Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital and Sova Capital a cash fee for such services upon the consummation of a Business Combination of $5.23 million that equals to 3.0% of the gross proceeds of Initial Public Offering (exclusive of any applicablefinders’ fees which might become payable).

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 1,949,468 and 17,250,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Re-measurement associated with the redeemable shares of Class A ordinary share is excluded from EPS as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2023, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”). Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report.

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

As previously reported on a Current Report on Form 8-K of the Company, on September 8, 2021, simultaneously with the consummation of the Offering, the Company completed a private placement of an aggregate of 8,400,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $8,400,000.  On September 13, 2021, simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 900,000 Private Warrants at $1.00 per additional Private Warrant (the “Additional Private Warrants”), generating additional gross proceeds of $900,000.

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

On April 5, 2023, in accordance with the provisions of the second amended and restated memorandum and articles of association of the Company, the Sponsor exercised its right to convert 1,500,000 shares of Class B ordinary shares, par value $0.0001 per share, of the Company into 1,500,000 shares of Class A ordinary shares, par value $0.0001 per share, of the Company on a one-for-one basis. Following such conversion, there were 6,561,968 ordinary shares of the Company issued and outstanding, consisting of 3,749,468 Class A ordinary shares and 2,812,500 Class B ordinary shares.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
2.1 (2)***	Business Combination Agreement, dated as of February 23, 2022, by and among Oxus, Newco and Borealis.
3.1 (1)	Second Amended and Restated Memorandum and Articles of Association
10.1 (2)	Amended and Restated Promissory Note dated February 28, 2023
10.2 (2)	Form of Shareholder Support Agreement, dated as of February 23, 2023, by and among Oxus and certain shareholders of Borealis.
10.3 (2)	Sponsor Support Agreement, dated as of February 23, 2023, by and among Oxus, Sponsor and Borealis.
10.4 (2)	Form of Registration Rights Agreement
10.5 (2)	Form of Lock-Up Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
***	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 3, 2023 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 1, 2023 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

oxus acquisition corp.

Date: May 22, 2023	By:	/s/ Kanat Mynzhanov
	Name:	Kanat Mynzhanov
	Title:	Chief Executive Officer

Date: May 22, 2023	By:	/s/ Askar Mametov
	Name:	Askar Mametov
	Title:	Chief Financial Officer