Form 10-Q
period 2023-06-30
Oxus Acquisition Corp.
filed 2023-08-18
CIK 1852973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 18, 2023, there were 3,749,468 Class A ordinary shares, par value $0.0001 per share, and 2,812,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

OXUS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2023 and for the Three and Six Months Ended June 30, 2022 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2023 and for the Three and Six Months Ended June 30, 2022 (Unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2023 and for the Six Months Ended June 30, 2022 (Unaudited)	4

	Notes to the Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION		28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		30

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OXUS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$2,479	$680,792
Prepaid expenses, current	—	236,002
Total Current Assets	2,479	916,794

Marketable securities held in Trust Account	21,133,112	178,532,948
TOTAL ASSETS	$21,135,591	$179,449,742

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs and expenses	$2,100,889	$842,513
Promissory note - related party	2,550,000	1,500,000
Related party payable	58,640	158,640
Total Current Liabilities	4,709,529	2,501,153

Commitments and Contingencies

Class A ordinary shares, par value $0.0001; subject to possible redemption, 1,949,468 shares as of June 30, 2023 and 17,250,000 shares as of December 31, 2022, respectively, at redemption value	21,133,112	178,532,948

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,800,000 issued and outstanding as of June 30, 2023 and 300,000 issued and outstanding as of December 31, 2022 (excluding 1,949,468 shares subject to possible redemption as of June 30, 2023 and 17,250,000 shares subject to possible redemption as of December 31, 2022, respectively)	180	30
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,812,500 shares issued and outstanding as of June 30, 2023 and 4,312,500 shares issued and outstanding as of December 31, 2022	281	431
Additional paid-in capital	—	—
Accumulated deficit	(4,707,511)	(1,584,820)
Total Shareholders’ Deficit	(4,707,050)	(1,584,359)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$21,135,591	$179,449,742

The accompanying notes are an integral part of the unaudited condensed financial statements.

OXUS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Formation and operating expenses	$698,329	$537,448	$2,816,871	$1,102,990
Loss from operations	(698,329)	(537,448)	(2,816,871)	(1,102,990)
Other income (expense):
Dividend income	245,280	249,903	1,640,343	264,263
Interest income	868	—	3,300	—
Foreign exchange loss	—	—	(9,120)	—
Net loss	$(452,181)	$(287,545)	$(1,182,348)	$(838,727)

Basic and diluted weighted average redeemable Class A ordinary shares outstanding	1,949,468	17,250,000	7,049,645	17,250,000
Basic and diluted net loss per redeemable Class A ordinary share	$(0.07)	$(0.01)	$(0.10)	$(0.04)

Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,612,500	4,612,500	4,612,500	4,612,500
Basic and diluted net loss per non-redeemable ordinary share	$(0.07)	$(0.01)	$(0.10)	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

OXUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	For the Three and Six Months Ended June 30, 2023
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	300,000	$30	4,312,500	$431	$—	$(1,584,820)	$(1,584,359)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,575,063)	(1,575,063)
Net loss	—	—	—	—	—	(730,167)	(730,167)
Balance – March 31, 2023	300,000	30	4,312,500	431	—	(3,890,050)	(3,889,589)
Conversion of Class B ordinary shares	1,500,000	150	(1,500,000)	(150)	—	—	—
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(365,280)	(365,280)
Net loss	—	—	—	—	—	(452,181)	(452,181)
Balance – June 30, 2023	1,800,000	$180	2,812,500	$281	$—	$(4,707,511)	$(4,707,050)

	For the Three and Six Months Ended June 30, 2022
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2022	300,000	$30	4,312,500	$431	$1,708,296	$(407,624)	$1,301,133
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(18,324)	—	(18,324)
Net loss	—	—	—	—	—	(551,182)	(551,182)
Balance – March 31, 2022	300,000	30	4,312,500	431	1,689,972	(958,806)	731,627
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(249,903)	—	(249,903)
Net loss	—	—	—	—	—	(287,545)	(287,545)
Balance – June 30, 2022	300,000	$30	4,312,500	$431	$1,440,069	$(1,246,351)	$194,179

The accompanying notes are an integral part of the unaudited condensed financial statements.

OXUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Cash Flows from Operating Activities:
Net loss	$(1,182,348)	$(838,727)
Dividend income	(1,640,343)	(264,263)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued offering costs and expenses	1,258,376	544,860
Prepaid expenses, current	236,002	64,960
Prepaid expenses, non-current	—	96,252
Net cash used in operating activities	(1,328,313)	(396,918)

Cash flows from Investing Activities:
Extension loan	(300,000)	—
Cash withdrawn from trust account in connection with redemptions of Class A ordinary shareholders	159,340,179	—
Net cash provided by investing activities	159,040,179	—

Cash flows from Financing Activities:
Proceeds from promissory note - related party	1,050,000	—
Repayment of related party payable	(100,000)	—
Payment for redemptions of Class A ordinary shares	(159,340,179)	—
Net cash used in financing activities	(158,390,179)	—

Net Change in Cash:	(678,313)	(396,918)
Cash - Beginning	680,792	1,123,384
Cash - Ending	$2,479	$726,466

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement for Class A ordinary shares subject to redemption	$1,940,343	$268,227

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

As of June 30, 2023 the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through June 30, 2023, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the offering identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On March 2, 2023, at the extraordinary general meeting of shareholders in connection with the Extension, the holders of 15,300,532 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $159.34 million, leaving approximately $20.3 million in the Trust Account. As of June 30, 2023, the Company had $21.13 million of marketable securities held in Trust Account.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had $2,479 in its operating bank account, $21.13 million of marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficiency of $4.71 million.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023. The interim results for the six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company had $2,479 and $0.68 million in cash as of June 30, 2023, and December 31, 2022, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023, and December 31, 2022, respectively.

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable Securities Held in Trust Account

The Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of marketable securities held in Trust Account are included in dividend income in the accompanying statements of operations. The estimated fair values of marketable securities held in Trust Account are determined using available market information. On June 30, 2023, and December 31, 2022, the Company had $21.13 million and $178.53 million respectively, of marketable securities held in the Trust Account that were held in a money market fund for which the underlying assets are U.S. Treasury Securities.

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

As of June 30, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

	June 30, 2023	December 31, 2022
Gross proceeds	$178,532,948	$175,950,000
Plus:
Remeasurement of carrying value to redemption value	1,940,343	2,582,948
Redemption of Class A ordinary shares	(159,340,179)	-
Class A ordinary shares subject to possible redemption	$21,133,112	$178,532,948

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

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

THE CONDENSED FINANCIAL STATEMENTS

Net Loss Per Ordinary Share (Continued)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

Ordinary shares subject to possible redemption
Numerator:
Net loss allocable to Class A ordinary shares subject to possible redemption	$(134,337)	$(226,879)	$(714,717)	$(661,774)
Denominator:
Weighted average redeemable Class A ordinary shares, basic and diluted	1,949,468	17,250,000	7,049,645	17,250,000
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(0.07)	$(0.01)	$(0.10)	$(0.04)

Non-redeemable ordinary shares
Numerator:
Net loss allocable to non-redeemable ordinary shares	$(317,844)	$(60,666)	$(467,631)	$(176,953)
Denominator:
Weighted average non-redeemable ordinary shares, basic and diluted	4,612,500	4,612,500	4,612,500	4,612,500
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.07)	$(0.01)	$(0.10)	$(0.04)

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The company has no income tax filing obligations in any jurisdiction for the periods presented on the financials, therefore, not subject to audit for the periods presented on the financials.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company's income tax provision was zero for the periods presented.

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

As of June 30, 2023, the Company determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

As of balance sheet date, following conversion, there were 2,812,500 Founder Shares issued and outstanding.

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

Through June 2021, the underwriters and/or its designees surrendered an aggregate of 100,000 Underwriter Founder Shares to the Company for no consideration, resulting in a decrease in the total number of Class A ordinary shares outstanding from 400,000 to 300,000. All shares and associated amounts have been retroactively adjusted to reflect the share surrender.

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

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

Amended Note

On September 8, 2022, the Company issued a promissory note for up to approximately $1.5 million (the “Note”) to the Sponsor. The Note is non-interest bearing. The principal balance of Note shall be payable on the date of a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination involving the Maker and one or more businesses (such date the “Maturity Date”). The arrangement did not include any conversion feature. As of December 31, 2022, there was $1.5 million in the Amended Note.

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

From April to June 2023, $0.9 million was funded through the Amended Note, out of which $0.12 million was deposited into the Trust Account as an Extension Loan and $0.78 million was kept for working capital purposes. In addition, $0.15 million was repaid to the Sponsor.

As of June 30, 2023, $2.55 million was outstanding under the Amended Note, which comprises the entire balance of the Promissory Note - Related Party on the condensed balance sheet as of June 30, 2023.

Extension Funds

The Sponsor has agreed to loan the Company (i) the lesser of (a) an aggregate of $0.18 million or (b) $0.12 per public share that remain outstanding and is not redeemed in connection with the Extension plus (ii) the lesser of (a) an aggregate of $60,000 or (b) $0.04 per public share that remain outstanding and is not redeemed in connection with the Extension for each of the six subsequent calendar months commencing on June 8, 2023 (the “Extension Loan”), which amount will be deposited into the Trust Account. On March 3, 2023, $0.18 million was deposited into the Trust Account as the initial deposit of the Extension Loan, which was funded through the Amended Note. On May 25 and June 13, 2023, $0.06 million was deposited into the Trust Account respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Related Party Payable

At close of the Initial Public Offering, the operating bank account of the Company held an excess of $0.86 million, resulting from an over funding in connection with the close of the Initial Public Offering. On September 9, 2021, the over funding was returned to the Sponsor. As of June 30, 2023, $0.06 million was due to the Sponsor in connection with professional fees paid on behalf of the Company, after the refund of an amount of $0.10 million to the Sponsor, in connection to an over-funding. As of December 31, 2022, $0.16 million was outstanding, which comprised of $0.06 million due to the Sponsor in connection with professional fees paid on behalf of the Company, in addition of an amount of $0.10 million in connection to an over-funding.

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

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

Administrative Support Agreement (Continued)

For the six months ended June 30, 2023, the Company incurred $0.06 million that was included in formation and operating costs on the accompanying condensed statements of operations, of which $0.05 million amount was paid and $0.01 million was accrued as of June 30, 2023.

For the six months ended June 30, 2022, the Company incurred $0.06 million that was included in formation and operating costs on the accompanying condensed statements of operations, of which $0.03 million was paid and $0.03 million was accrued as of June 30, 2022.

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital, lnc. (“EarlyBirdCapital”) and Sova Capital Limited (“Sova Capital”) as advisors in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital and Sova Capital a cash fee for such services upon the consummation of a Business Combination of $5.3 million that equals to 3.0% of the gross proceeds of Initial Public Offering (exclusive of any applicable finders’ fees which might become payable).

Legal Success Fee

As a contingent arrangement, an additional fee up to $0.2 million is payable to the Company’s legal counsel in the event that the Company completes a Business Combination.

NOTE 7 – SHAREHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per preferred share. On June 30, 2023, and December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

Class A Ordinary Shares (Continued)

On April 5, 2023, in accordance with the provisions of the second amended and restated memorandum and articles of association of the Company, the Sponsor exercised its right to convert 1,500,000 shares of Class B ordinary shares, par value $0.0001 per share, of the Company into 1,500,000 shares of Class A ordinary shares, par value $0.0001 per share, of the Company on a one-for-one basis.

As of June 30, 2023 there were 1,800,000 shares of Class A ordinary shares issued and outstanding, which are non-redeemable and December 31, 2022, there were 300,000 shares of Class A ordinary shares issued and outstanding, which are non-redeemable. This number excludes 1,949,468 shares of Class A ordinary shares as of June 30, 2023 and 17,250,000 shares of Class A ordinary shares as of December 31, 2022, that were outstanding and subject to possible redemption.

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

As of June 30, 2023, there were 2,812,500 shares of Class B ordinary shares issued and outstanding and December 31, 2022, there were 4,312,500 shares of Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2023, by level within the fair value hierarchy:

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Marketable securities held in Trust Account	$21,133,112	$—	$—
	$21,133,112	$—	$—

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

On July 31, 2023, $60,000 was deposited into the Trust account in connection with the Extension.

On August 10, 2023, $0.2 million was drawn down under the Amended Note, bringing the balance outstanding to $2.75 million as of filing date.

On August 11, 2023, the Company, and Borealis, entered into an amendment (the “Amendment” ) to the Business Combination Agreement, to amend and restate certain terms of the Business Combination Agreement, including (i) Section 7.18(a), to change the number of awards of shares of New SPAC Shares to be granted under the New SPAC Equity Plan from 15% to 5%; (ii) to delete the form of the Plan of Arrangement attached as Exhibit B to the original Business Combination Agreement and replace it with the form attached as Exhibit A to the Amendment (the “Plan of Arrangement (Amended)”); and (iii) to delete the form of the New SPAC Bylaws attached as Exhibit G to the Business Combination Agreement and replace it with the form attached as Exhibit B to the Amendment (the “New SPAC Bylaws (Amended)”). The Plan of Arrangement (Amended) includes, among other things, certain changes to reflect a plan of arrangement under section 192 of the CBCA and section 182 of the OBCA and certain changes to provisions relating to the New Oxus Amalgamation, and the effects of such amalgamation. The New SPAC Bylaws (Amended) includes additional provisions relating to the appointment of an audit committee, and clarification on the quorum requirements for a meeting of shareholders.

On August 14, 2023, the Company filed a registration statement on Form S-4 with the SEC relating to the proposed business combination with Borealis.

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

Extension

At the Extraordinary General Meeting held on March 2, 2023, our shareholders approved (1) a special resolution (the “Extension Proposal”) to amend our Amended and Restated Memorandum and Articles of Association (the “Charter”) to extend the date that we have to consummate a business combination from March 8, 2023 to December 8, 2023, or such earlier date as determined by our board of directors (the “Extended Date”) and (2) a special resolution (the “Founder Share Amendment Proposal”) to amend the Charter to provide for the right of a holder of the Class B ordinary shares to convert into the Class A ordinary shares on a one-for-one basis prior to the closing of a business combination at the election of such holder. In connection with the votes to approve the Extension Proposal and the Founder Share Amendment Proposal, the holders of 15,300,532 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $159.34 million, leaving approximately $20.3 million in our trust account. As of June 30, 2023, the Company had $21.13 million of marketable securities held in Trust Account.

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

As of June 30, 2023, following conversion, there were 6,561,968 ordinary shares of the Company issued and outstanding, consisting of 3,749,468 Class A ordinary shares and 2,812,500 Class B ordinary shares.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 3, 2021 (inception) through June 30, 2023, were related to the Company’s formation and the Initial Public Offering, and since the offering identifying and evaluating prospective acquisition targets for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income or dividend income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net loss of $0.45 million, which consisted of dividend income of $0.25 million, offset by operating expenses of $0.70 million.

For the three months ended June 30, 2022, we had a net loss of $0.29 million, which consisted of dividend income of $0.25 million, offset by operating expenses of $0.54 million.

For the six months ended June 30, 2023, we had a net loss of $1.18 million, which consisted of dividend income of $1.64 million, offset by operating expenses of $2.82 million.

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

For the six months ended June 30, 2023, cash used in operating activities was $1.33 million. A net loss of $1.18 million was offset by the dividend income earned on marketable securities held in Trust account of $1.64 million. Changes in operating assets and liabilities provided $1.49 million of total cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $0.40 million. Net loss of $0.84 million was offset by the dividend received of $0.26 million. Changes in operating assets and liabilities provided $0.71 million of total cash for operating activities.

As of June 30, 2023, and December 31, 2022, we had marketable securities held in Trust Account of $21.13 million and $178.53 million respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing dividend income earned on the Trust Account to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, and December 31, 2022, we had cash of $2,479 and $0.68 million outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

We have engaged EarlyBirdCapital, Inc. and Sova Capital Limited as advisors in connection with our Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital and Sova Capital a cash fee for such services upon the consummation of a Business Combination of $5.3 million that equals to 3.0% of the gross proceeds of Initial Public Offering (exclusive of any applicablefinders’ fees which might become payable).

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 1,949,468 and 17,250,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2023, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”). Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

oxus acquisition corp.

Date: August 18, 2023	By:	/s/ Kanat Mynzhanov
	Name:	Kanat Mynzhanov
	Title:	Chief Executive Officer

Date: August 18, 2023	By:	/s/ Askar Mametov
	Name:	Askar Mametov
	Title:	Chief Financial Officer