Form 10-Q
period 2023-09-30
Oxus Acquisition Corp.
filed 2023-11-20
CIK 1852973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 20, 2023, there were 3,749,468 Class A ordinary shares, par value $0.0001 per share, and 2,812,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

OXUS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2023 and for the Three and Nine Months Ended September 30, 2022 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2023 and for the Three and Nine Months Ended September 30, 2022 (Unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2023 and for the Nine Months Ended September 30, 2022 (Unaudited)	4

	Notes to the Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION		31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	32

Item 6.	Exhibits	32

Signatures		33

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OXUS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$70,191	$680,792
Prepaid expenses, current	12,725	236,002
Total Current Assets	82,916	916,794

Marketable securities held in Trust Account	21,527,804	178,532,948
TOTAL ASSETS	$21,610,720	$179,449,742

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs and expenses	$2,697,153	$842,513
Promissory note - related party	3,350,000	1,500,000
Related party payable	58,640	158,640
Total Current Liabilities	6,105,793	2,501,153

Commitments and Contingencies

Class A ordinary shares, par value $0.0001; subject to possible redemption, 1,949,468 shares as of September 30, 2023 and 17,250,000 shares as of December 31, 2022, respectively, at redemption value	21,527,804	178,532,948

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,800,000 issued and outstanding as of September 30, 2023 and 300,000 issued and outstanding as of December 31, 2022 (excluding 1,949,468 shares subject to possible redemption as of September 30, 2023 and 17,250,000 shares subject to possible redemption as of December 31, 2022, respectively)	180	30
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,812,500 shares issued and outstanding as of September 30, 2023 and 4,312,500 shares issued and outstanding as of December 31, 2022	281	431
Additional paid-in capital	—	—
Accumulated deficit	(6,023,338)	(1,584,820)
Total Shareholders’ Deficit	(6,022,877)	(1,584,359)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$21,610,720	$179,449,742

The accompanying notes are an integral part of the unaudited condensed financial statements.

OXUS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Formation and operating expenses	$1,196,784	$1,037,536	$4,013,655	$2,140,526
Loss from operations	(1,196,784)	(1,037,536)	(4,013,655)	(2,140,526)
Other income (expense):
Dividend income	274,692	795,609	1,915,035	1,059,872
Interest income	957	1,787	4,257	1,787
Foreign exchange gain/(loss)	—	12,884	(9,120)	12,884
Net loss	$(921,135)	$(227,256)	$(2,103,483)	$(1,065,983)

Basic and diluted weighted average redeemable Class A ordinary shares outstanding	1,949,468	17,250,000	5,324,585	17,250,000
Basic and diluted net loss per redeemable Class A ordinary share	$(0.14)	$(0.01)	$(0.21)	$(0.05)

Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,612,500	4,612,500	4,612,500	4,612,500
Basic and diluted net loss per non-redeemable ordinary share	$(0.14)	$(0.01)	$(0.21)	$(0.05)

The accompanying notes are an integral part of the unaudited condensed financial statements.

OXUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

For the Three and Nine Months Ended September 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	300,000	$30	4,312,500	$431	$—	$(1,584,820)	$(1,584,359)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,575,063)	(1,575,063)
Net loss	—	—	—	—	—	(730,167)	(730,167)
Balance – March 31, 2023	300,000	30	4,312,500	431	—	(3,890,050)	(3,889,589)
Conversion of Class B ordinary shares	1,500,000	150	(1,500,000)	(150)	—	—	—
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(365,280)	(365,280)
Net loss	—	—	—	—	—	(452,181)	(452,181)
Balance – June 30, 2023	1,800,000	180	2,812,500	281	—	(4,707,511)	(4,707,050)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(394,692)	(394,692)
Net loss	—	—	—	—	—	(921,135)	(921,135)
Balance – September 30, 2023	1,800,000	$180	2,812,500	$281	$—	$(6,023,338)	$(6,022,877)

For the Three and Nine Months Ended September 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2022	300,000	$30	4,312,500	$431	$1,708,296	$(407,624)	$1,301,133
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(18,324)	—	(18,324)
Net loss	—	—	—	—	—	(551,182)	(551,182)
Balance – March 31, 2022	300,000	30	4,312,500	431	1,689,972	(958,806)	731,627
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(249,903)	—	(249,903)
Net loss	—	—	—	—	—	(287,545)	(287,545)
Balance – June 30, 2022	300,000	30	4,312,500	431	1,440,069	(1,246,351)	194,179
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(795,609)	—	(795,609)
Net loss	—	—	—	—	—	(227,256)	(227,256)
Balance – September 30, 2022	300,000	$30	4,312,500	$431	$644,460	$(1,473,607)	$(828,686)

The accompanying notes are an integral part of the unaudited condensed financial statements.

OXUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Cash Flows from Operating Activities:
Net loss	$(2,103,483)	$(1,065,983)
Dividend income	(1,915,035)	(1,059,872)
Foreign exchange (loss) gain	9,120	(12,884)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued offering costs and expenses	1,845,520	1,286,089
Prepaid expenses, current	223,277	89,646
Prepaid expenses, non-current	—	96,252
Net cash used in operating activities	(1,940,601)	(666,752)

Cash flows from Investing Activities:
Extension loan	(420,000)	—
Cash withdrawn from Trust Account in connection with redemptions of Class A ordinary shareholders	159,340,179	—
Net cash provided by investing activities	158,920,179	—

Cash flows from Financing Activities:
Proceeds from promissory note - related party	1,850,000	—
Repayment of related party payable	(100,000)	—
Proceeds from related party	—	63,126
Payment for redemptions of Class A ordinary shares	(159,340,179)	—
Net cash used in financing activities	(157,590,179)	63,126

Net Change in Cash:	(610,601)	(603,626)
Cash - Beginning	680,792	1,123,384
Cash - Ending	$70,191	$519,758

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement for Class A ordinary shares subject to redemption	$2,335,035	$1,063,836

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

As of September 30, 2023 the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through September 30, 2023, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the offering identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering on September 8, 2021, the Company deposited $153.00 million ($10.20 per Unit) from the proceeds of the Initial Public Offering in the trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, as amended (the “Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

On August 14, 2023, the Company filed a registration statement on (“Form S-4”) with the SEC relating to the proposed business combination with Borealis.

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

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

Sponsor Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, Oxus, Borealis and the Sponsor entered into an agreement, pursuant to which, among other things, Sponsor agreed to (A) vote its founder shares in favor of the Proposed Transaction and the Oxus Proposals, (B) not redeem its founder shares, (C) waive certain of its anti-dilution rights, (D) convert the Sponsor Convertible Notes, and (E) forfeit certain Sponsor founder shares as a part of incentive equity compensation for directors, officers and employees of New Oxus (subject to terms and conditions set forth in such agreement) (the “Sponsor Support Agreement”).

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

Liquidity and Going Concern

As of September 30, 2023, the Company had $0.07 million in its operating bank account, $21.53 million of marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficiency of $6.02 million.

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

Liquidity and Going Concern (continued)

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. The recent military conflict between Israel and militant groups led by Hamas has also caused uncertainty in the global markets. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023. The interim results for the nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Estimates made in preparing these financial statements include, among other things, the fair value measurement of shares transferred by the Sponsor to independent director nominees and fair value of shares to be transferred on completion of the Business Combination as per the Incentive agreements entered by the Sponsor and officers of the Company. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company had $0.07 million and $0.68 million in cash as of September 30, 2023, and December 31, 2022, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023, and December 31, 2022, respectively.

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable Securities Held in Trust Account

The Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of marketable securities held in Trust Account are included in dividend income in the accompanying statements of operations. The estimated fair values of marketable securities held in Trust Account are determined using available market information. On September 30, 2023, and December 31, 2022, the Company had $21.53 million and $178.53 million respectively, of marketable securities held in the Trust Account that were held in a money market fund for which the underlying assets are U.S. Treasury Securities.

Ordinary Shares Subject to Possible Redemption

All of the 17,250,000 Class A ordinary shares sold as parts of the Units in the Initial Public Offering contain a redemption feature. In accordance with the ASC 480-10-S99-3A “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company requires the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company had previously classified 14,681,744 Class A ordinary shares as permanent equity as of September 8, 2021. As part of the restatement of the Company’s financial statements, the Company has classified all of the Class A ordinary shares as redeemable. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Ordinary Shares Subject to Possible Redemption

	September 30, 2023	December 31, 2022
Gross proceeds	$178,532,948	$175,950,000
Plus:
Remeasurement of carrying value to redemption value	2,335,035	2,582,948
Redemption of Class A ordinary shares	(159,340,179)	-
Class A ordinary shares subject to possible redemption	$21,527,804	$178,532,948

	September 30, 2023	December 31, 2022
Beginning balance	17,250,000	17,250,000
Plus:
Redemption of Class A ordinary shares	(15,300,532)	-
Class A ordinary shares subject to possible redemption	1,949,468	17,250,000

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. The Company recorded $3.87 million of offering costs as a reduction of temporary equity and $0.28 million of offering costs as a reduction of permanent equity upon the completion of the Initial Public Offering ($3.45 million related to underwriters’ commissions and $0.70 million related to other offering expenses).

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

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022

Ordinary shares subject to possible redemption
Numerator:
Net loss allocable to Class A ordinary shares subject to possible redemption	$(273,656)	$(179,310)	$(1,127,109)	$(841,084)
Denominator:
Weighted average redeemable Class A ordinary shares, basic and diluted	1,949,468	17,250,000	5,324,585	17,250,000
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(0.14)	$(0.01)	$(0.21)	$(0.05)

Non-redeemable ordinary shares
Numerator:
Net loss allocable to non-redeemable ordinary shares	$(647,479)	$(47,946)	$(976,374)	$(224,899)
Denominator:
Weighted average non-redeemable ordinary shares, basic and diluted	4,612,500	4,612,500	4,612,500	4,612,500
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.14)	$(0.01)	$(0.21)	$(0.05)

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

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The company has no income tax filing obligations in any jurisdiction for the periods presented on the financials, therefore, not subject to audit for the periods presented on the financials.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s income tax provision was zero for the periods presented.

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

Recently adopted accounting pronouncements

In June 2022, the FASB issued ASU 2022-03, which amends Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. The Company elected to early adopt ASU 2022-03 on July 1, 2023, and applied the amendment in measuring fair value of shares to be transferred on closing of a business combination.

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

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

Founder Shares  (Continued)

As of September 30, 2023, the Company determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

On April 5, 2023, in accordance with the provisions of the Memorandum and Articles of Association, the Sponsor exercised its right to convert 1,500,000 shares of Class B ordinary shares, par value $0.0001 per share, of the Company into 1,500,000 shares of Class A ordinary shares, par value $0.0001 per share, of the Company on a one-for-one basis.

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

Amended Note

On September 8, 2022, the Company issued a promissory note for up to approximately $1.5 million (the “Note”) to the Sponsor. The Note is non-interest bearing. The principal balance of Note shall be payable on the date of a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination involving the Maker (as defined therein) and one or more businesses (such date the “Maturity Date”). The arrangement did not include any conversion feature. As of December 31, 2022, $1.5 million was drawn under the Note.

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

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

Amended Note (Continued)

From July to September 2023, $0.8 million was funded through the Amended Note, out of which $0.12 million was deposited into the Trust Account as an Extension Loan and $0.68 million was kept for working capital purposes.

As of September 30, 2023, $3.35 million was outstanding under the Amended Note, which comprises the entire balance of the Promissory Note - Related Party on the condensed balance sheet as of September 30, 2023.

Extension Funds

The Sponsor has agreed to loan the Company (i) the lesser of (a) an aggregate of $0.18 million or (b) $0.12 per public share that remain outstanding and is not redeemed in connection with the Extension plus (ii) the lesser of (a) an aggregate of $60,000 or (b) $0.04 per public share that remain outstanding and is not redeemed in connection with the Extension for each of the six subsequent calendar months commencing on June 8, 2023 (the “Extension Loan”), which amount will be deposited into the Trust Account. On March 3, 2023, $0.18 million was deposited into the Trust Account as the initial deposit of the Extension Loan, which was funded through the Amended Note. On May 25 and June 13, 2023, $0.06 million was deposited into the Trust Account respectively. On July 31 and August 31, 2023, $0.06 million was deposited into the Trust Account respectively.

New Oxus Shares

On September 22, 2023, the Sponsor entered into incentive agreements with each of Kanat Mynzhanov, the Chief Executive Officer of the Company (the “CEO”) and Askar Mametov, the Chief Financial Officer of the Company (the “CFO”), pursuant to which, solely upon and subject to successful completion of the Business Combination, the Sponsor will transfer to the CEO, 200,000 of its shares of the New Oxus and to the CFO, 50,000 of its shares of New Oxus.

Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of these shares at September 22, 2023 was $2.73 million or $10.91 per share. The Class A shares were granted subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the transfer of New Oxus shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. The closing share price of the Class A shares of the Company on the grant date was determined to be fair value.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Related Party Payable

At close of the Initial Public Offering, the operating bank account of the Company held an excess of $0.86 million, resulting from an over funding in connection with the close of the Initial Public Offering. On September 9, 2021, the over funding was returned to the Sponsor. As of September 30, 2023, $0.06 million was due to the Sponsor in connection with professional fees paid on behalf of the Company, after the refund of an amount of $0.10 million to the Sponsor, in connection to an over-funding. As of December 31, 2022, $0.16 million was outstanding, which comprised of $0.06 million due to the Sponsor in connection with professional fees paid on behalf of the Company, in addition of an amount of $0.10 million in connection to an over-funding.

Administrative Support Agreement

The Company has agreed to pay the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. This arrangement was further extended to December 8, 2023 (refer to Note 1 for details).

For the three months ended September 30, 2023, the Company incurred $0.03 million that was included in formation and operating costs on the accompanying condensed statements of operations, of which $0.02 million amount was paid and $0.01 million was accrued as of September 30, 2023.

For the three months ended September 30, 2022, the Company incurred $0.03 million that was included in formation and operating costs on the accompanying condensed statements of operations, of which $0.03 million was accrued as of September 30, 2022.

For the nine months ended September 30, 2023, the Company incurred $0.09 million that was included in formation and operating costs on the accompanying condensed statements of operations, of which $0.08 million amount was paid and $0.01 million was accrued as of September 30, 2023.

For the nine months ended September 30, 2022, the Company incurred $0.09 million that was included in formation and operating costs on the accompanying condensed statements of operations, of which $0.06 million was paid and $0.03 million was accrued as of September 30, 2022.

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

Registration Rights

Pursuant to the Registration Rights Agreement entered into on September 2, 2021, the holders of the Founder Shares, Private Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 7 – SHAREHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per preferred share. On September 30, 2023, and December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

On April 5, 2023, in accordance with the provisions of the Memorandum and Articles of Association, the Sponsor exercised its right to convert 1,500,000 shares of Class B ordinary shares, par value $0.0001 per share, of the Company into 1,500,000 shares of Class A ordinary shares, par value $0.0001 per share, of the Company on a one-for-one basis.

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 7 – SHAREHOLDERS’ DEFICIT (Continued)

Class A Ordinary Shares (Continued)

As of September 30, 2023 there were 1,800,000 non-redeemable shares of Class A ordinary shares issued and outstanding, and as of December 31, 2022, there were 300,000 non-redeemable shares of Class A ordinary shares issued and outstanding. This number excludes 1,949,468 shares of Class A ordinary shares as of September 30, 2023 and 17,250,000 shares of Class A ordinary shares as of December 31, 2022, that were outstanding and subject to possible redemption.

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

On April 5, 2023, in accordance with the provisions of the Memorandum and Articles of Association of the Company, the Sponsor exercised its right to convert 1,500,000 shares of Class B ordinary shares, par value $0.0001 per share, of the Company into 1,500,000 shares of Class A ordinary shares, par value $0.0001 per share, of the Company on a one-for-one basis.

As of September 30, 2023, there were 2,812,500 shares of Class B ordinary shares issued and outstanding. As of December 31, 2022, there were 4,312,500 shares of Class B ordinary shares issued and outstanding.

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

Redemption of Warrants when the price per share of Class A Ordinary shares equals or exceeds $18.00 — once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30 trading day period ending three business days before sending the notice of redemption to warrant holders equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like).

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2023, by level within the fair value hierarchy:

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Marketable securities held in Trust Account	$21,527,804	$—	$—
	$21,527,804	$—	$—

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

OXUS ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than already disclosed, that would have required adjustment or disclosure in the financial statements.

On October 2, 2023, the Company entered into the Second Amended and Restated Promissory Note (the “Second Amended Note”) with the Sponsor pursuant to which the Company may borrow up to an aggregate principal amount of $6 million. The Second Amended Note, amended, replaced and superseded in its entirety the Amended Note and any unpaid principal balance of the indebtedness evidenced by the Amended Note has been merged into and evidenced by the Second Amended Note. The Second Amended Note is non-interest bearing and due on the date on which the Company consummates its initial business combination. If the Company completes a business combination, it would repay any loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay any loaned amounts but no proceeds from its Trust Account would be used for such repayment.

On October 16, 2023, $0.1 million was drawn under the Second Amended Note, followed by a further draw down of $0.3 million on October 24, 2023, bringing the total amount outstanding to $3.75 million as of filing date. A portion of these funds in an amount of $60,000 was used to fund the Extension Loan.

On October 24, 2023, the Company filed an amendment to Form S-4 “(Amendment 1”) with the SEC relating to the proposed business combination with Borealis. On November 13, 2023, the Company filed another amendment to Form S-4 “(Amendment 2”) with the SEC relating to the proposed business combination with Borealis.

On November 8, 2023, the Company’s shareholders filed a preliminary proxy statement announcing an extraordinary general meeting to consider and vote upon the following proposals:

(a) as a special resolution, to amend the Company’s Second Amended and Restated Memorandum and the Charter pursuant to an amendment to the Charter in the form set forth in Annex A of the filed proxy statement to extend the date by which the Company must (1) consummate a Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem all of the Class A ordinary shares, included as part of the units sold in the Company’s Initial Public Offering if it fails to complete such Business Combination, for up to an additional six months, from the December 8, 2023 to up to June 8, 2024, or such earlier date as determined by the Company’s board of directors; and

(b) as an ordinary resolution, to approve the adjournment of the Extraordinary General Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Extension Proposal (the “Adjournment Proposal”), which will only be presented at the Extraordinary General Meeting if, based on the tabulated votes, there are not sufficient votes at the time of the Extraordinary General Meeting to approve the Extension Proposal, in which case the Adjournment Proposal will be the only proposal presented at the Extraordinary General Meeting.

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

Overview

We are a blank check company incorporated in the Cayman Islands on February 3, 2021 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (a “Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the sale of the private warrants (the “Private Warrants”), our shares, debt or a combination of cash, equity and debt.

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

Extension

At the extraordinary general meeting held on March 2, 2023 (the “Extraordinary General Meeting”), our shareholders approved (1) a special resolution (the “Extension Proposal”) to amend our Amended and Restated Memorandum and Articles of Association, as amended (the “Charter”) to extend the date that we have to consummate a business combination from March 8, 2023 to December 8, 2023, or such earlier date as determined by our board of directors (and (2) a special resolution (the “Founder Share Amendment Proposal”) to amend the Charter to provide for the right of a holder of the Class B ordinary shares to convert into the Class A ordinary shares on a one-for-one basis prior to the closing of a business combination at the election of such holder. In connection with the votes to approve the Extension Proposal and the Founder Share Amendment Proposal, the holders of 15,300,532 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $159.34 million, leaving approximately $20.3 million in our trust account (the “Trust Account”). As of September 30, 2023, the Company had $21.53 million of marketable securities held in Trust Account.

Conversion of Class B Ordinary Shares

On April 5, 2023, in accordance with the provisions of the Charter, our Sponsor exercised its right to convert 1,500,000 shares of Class B ordinary shares, par value $0.0001 per share, of the Company into 1,500,000 shares of Class A ordinary shares, par value $0.0001 per share, of the Company on a one-for-one basis.

As of September 30, 2023, following conversion, there were 6,561,968 ordinary shares of the Company issued and outstanding, consisting of 3,749,468 Class A ordinary shares (of which 1,949,468 shares are redeemable) and 2,812,500 Class B ordinary shares.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 3, 2021 (inception) through September 30, 2023, were related to the Company’s formation and the Initial Public Offering, and since the offering identifying and evaluating prospective acquisition targets for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income or dividend income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of $0.92 million, which consisted of dividend income of $0.27 million and interest income of $957, offset by operating expenses of $1.20 million.

For the three months ended September 30, 2022, we had a net loss of $0.23 million, which consisted of dividend income of $0.80 million, interest income of $1,787, foreign exchange gains of $12,884, offset by operating expenses of $1.04 million.

For the nine months ended September 30, 2023, we had a net loss of $2.10 million, which consisted of dividend income of $1.92 million and interest income of $4,257, offset by operating expenses of $4.01 million and foreign exchange loss of $9,120.

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

For the nine months ended September 30, 2023, cash used in operating activities was $1.94 million. A net loss of $2.10 million was offset by the dividend income earned on marketable securities held in Trust Account of $1.92 million and foreign exchange loss of $9,120. Changes in operating assets and liabilities provided $2.06 million of total cash for operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $0.67 million. Net loss of $1.07 million was offset by the dividend received of $1.06 million and foreign exchange gain of $12,884. Changes in operating assets and liabilities provided $1.47 million of total cash for operating activities.

As of September 30, 2023, and December 31, 2022, we had marketable securities held in Trust Account of $21.53 million and $178.53 million respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing dividend income earned on the Trust Account to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, and December 31, 2022, we had cash of $0.07 million and $0.68 million outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We account for the public warrants (the “Public Warrants” and together with Private Warrants, collectively, the “Warrants”), as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to our own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 1,949,468 and 17,250,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

Recently adopted accounting pronouncements

In June 2022, the FASB issued ASU 2022-03, which amends Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. The Company elected to early adopt ASU 2022-03 on July 1, 2023, and applied the amendment in measuring fair value of shares to be transferred on closing of a business combination.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2023, due to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and prepaid expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with the U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the third quarter of the fiscal year covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Form 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report.

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

On September 8, 2021, we consummated the Initial Public Offering of 15,000,000 units. Each unit consists of one Class A ordinary share, par value $0.0001 per share (the “Ordinary Shares”) and one redeemable Warrant, each Warrant entitling the holder thereof to purchase one Ordinary Share at an exercise price of $11.50 per share, subject to adjustment, pursuant to the Company’s registration statement on Form S-1 (File Nos. 333-258183). The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $150,000,000.

On September 9, 2021, the underwriters notified the Company of their exercise of the over-allotment option in full and, on September 13, 2021, the underwriters purchased 2,250,000 additional Units (the “Additional Units”) at $10.00 per Additional Unit upon the closing of the over-allotment option, generating additional gross proceeds of $22,500,000.

As previously reported on a Current Report on Form 8-K of the Company, on September 8, 2021, simultaneously with the consummation of the Initial Public Offering, the Company completed a private placement of an aggregate of 8,400,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $8,400,000.  On September 13, 2021, simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 900,000 Private Warrants at $1.00 per additional Private Warrant (the “Additional Private Warrants”), generating additional gross proceeds of $900,000.

A total of $22,950,000 of the net proceeds from the sale of the Additional Units and the Additional Private Warrants was deposited in the Trust Account established for the benefit of the Company’s public shareholders, with Continental Stock Transfer & Trust Company acting as trustee, bringing the aggregate proceeds held in the Trust Account to $175,950,000.

In connection with the shareholder vote to approve the Extension Proposal in the Extraordinary General Meeting on March 2, 2023, the holders of 15,300,532 Class A ordinary shares property exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $159.34 million, leaving approximately $20.3 million in the Trust Account.

On April 5, 2023, in accordance with the provisions of the Charter, the Sponsor exercised its right to convert 1,500,000 shares of Class B ordinary shares, par value $0.0001 per share, of the Company into 1,500,000 shares of Class A ordinary shares, par value $0.0001 per share, of the Company on a one-for-one basis. Following such conversion, there were 6,561,968 ordinary shares of the Company issued and outstanding, consisting of 3,749,468 Class A ordinary shares (of which 1,949,468 shares are redeemable) and 2,812,500 Class B ordinary shares.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
2.1 (2)***	Business Combination Agreement, dated as of February 23, 2022, by and among Oxus, Newco and Borealis.
2.2 (3)	Amendment to the Business Combination Agreement, dated as of August 11, 2023, by and among Oxus, Newco and Borealis.
3.1 (1)	Second Amended and Restated Memorandum and Articles of Association
10.1 (2)	Amended and Restated Promissory Note dated February 28, 2023
10.2 (2)	Form of Shareholder Support Agreement, dated as of February 23, 2023, by and among Oxus and certain shareholders of Borealis.
10.3 (2)	Sponsor Support Agreement, dated as of February 23, 2023, by and among Oxus, Sponsor and Borealis.
10.4 (2)	Form of Registration Rights Agreement
10.5 (2)	Form of Lock-Up Agreement
10.6 (4)	Second Amended and Restated Promissory Note, dated October 2, 2023.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 3, 2023 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 1, 2023 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 17, 2023 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 6, 2023 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

oxus acquisition corp.

Date: November 20, 2023	By:	/s/ Kanat Mynzhanov
	Name:	Kanat Mynzhanov
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 20, 2023	By:	/s/ Askar Mametov
	Name:	Askar Mametov
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)