Form 10-K
period 2023-12-31
Borealis Foods Inc.
filed 2024-04-15
CIK 1852973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Borealis Foods Inc.

(Exact name of registrant as specified in its charter)

Ontario	001-40778	98-1638988
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1540 Cornwall Rd. #104 Oakville, Ontario	L6J 7W5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (905) 278-2200

Oxus Acquisition Corp.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Common Shares	BRLS	Nasdaq Capital Market
Warrants	BRLSW	Nasdaq Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Shares outstanding, held by non-affiliates of the registrant, based on the closing price of $5.90, reported on the Nasdaq Capital Market, for the Common Shares on March 22, 2024, was approximately $30.8 million.

As of March 22, 2024, 21,378,890 Common Shares of the registrant, no par, value were issued and outstanding.

i

BASIS OF PRESENTATION

Borealis Foods Inc. (“Borealis Foods”) (formerly known as Oxus Acquisition Corp. or “Oxus”) was a blank check company originally incorporated on February 3, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, recapitalization, reorganization, or similar business combination with one or more businesses or entities. On September 2, 2021, the registration statement relating to an initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (the “SEC”). On September 8, 2021, Oxus consummated the IPO of 15,000,000 units at $10.00 per unit and the sale of 8,400,000 warrants at a price of $1.00 per private warrant in a private placement to Oxus Capital Pte. Ltd (the “Sponsor”), EarlyBirdCaptial, Inc. (“EarlyBirdCapital”), and Sova Capital Limited (together with EarlyBirdCapital, the “Underwriters”) for the IPO that closed simultaneously with the closing of the IPO. The units were listed on the Nasdaq Capital Market (“Nasdaq”). On February 23, 2023, Oxus entered into that certain Business Combination Agreement (the “Business Combination Agreement”) by and between Oxus and Borealis Foods Inc., a corporation incorporated under the laws of Canada (“Legacy Borealis”).

On February 7, 2024 (the “Closing Date”), Oxus, Legacy Borealis, and 1000397116 Ontario Inc., an Ontario corporation and a wholly owned subsidiary of Oxus (“Newco”) consummated the transactions (collectively, the “Transaction”) contemplated by the Business Combination Agreement by means of a statutory arrangement (the “Arrangement”) under the Canada Business Corporations Act and the Business Corporations Act (Ontario), implemented in accordance with the terms and conditions set forth in the Business Combination Agreement and the plan of arrangement attached as Exhibit B thereto (as amended, amended and restated, supplemented, or otherwise modified from time to time, the “Plan of Arrangement”).

Pursuant to the terms of the Business Combination Agreement, among other things: (i) Oxus domesticated and continued as a corporation under the laws of Ontario, Canada (“New Oxus”); and (ii) pursuant to the Plan of Arrangement, (a) Newco and Legacy Borealis amalgamated (the “Legacy Borealis Amalgamation”, and the amalgamated corporation resulting therefrom, “Amalco”), with Amalco surviving the Legacy Borealis Amalgamation as a wholly-owned subsidiary of New Oxus; and (b) following the Legacy Borealis Amalgamation, New Oxus, and Amalco amalgamated (the “Borealis Amalgamation,” and together with the Legacy Borealis Amalgamation, the “Amalgamations,” and the corporation resulting therefrom, “Borealis Foods,” a corporation amalgamated under the Business Corporations Act (Ontario)), with Borealis Foods surviving the Borealis Amalgamation. Borealis Foods continued under the name “Borealis Foods Inc.”

On February 8, 2024, our shares of common shares, no par value (the “Common Shares”), and warrants to purchase the Common Shares (the “Warrants”) began trading under the symbols, “BRLS” and “BRLSW,” respectively.

Unless otherwise indicated, the historical financial information included in this Annual Report on Form 10-K (the “Annual Report”), including the audited financial statements and the notes thereto in Part II. Item 8 and the information in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is that of Oxus prior to the consummation of the Transactions. The audited consolidated financial of Legacy Borealis will be included in Amendment No. 1 to Borealis Foods’ Current Report on Form 8-K, which statements is anticipated to be filed with the SEC on or about April 5, 2024.

The Transaction will be accounted for as a common control transaction, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, Oxus will be treated as the “acquired” company for financial reporting purposes. Under the guidance in Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations for transactions between entities under common control, the assets, liabilities, and noncontrolling interests of Legacy Borealis and Oxus are recognized at their carrying amounts on the date of the Transaction. Legacy Borealis has been determined to be the predecessor to the combined entity. Accordingly, in future reporting periods, our financial statements will be prepared on a consolidated basis with the financial statements of Legacy Borealis beginning on the Closing Date and will represent a continuation of the financial statements of Legacy Borealis.

Unless otherwise noted or the context otherwise requires, references to the “Company,” “Borealis Foods,” “Borealis Foods Inc.,” “we,” “us,” or “our” refer to the business of Legacy Borealis, which became the business of Borealis Foods Inc. and its subsidiaries following the consummation of the Transactions.

References to a year refers to our fiscal years ended on December 31 of the specified year.

Certain monetary amounts, percentages, and other figures included herein have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables and charts may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them.

MARKET AND INDUSTRY DATA

This Annual Report includes estimates regarding market and industry data and forecasts, which are based on our own estimates utilizing our management’s knowledge of and experience in, as well as information obtained from our subscribers, trade and business organizations, and other contacts in the market sectors in which we compete, and from statistical information obtained from publicly available information, industry publications and surveys, reports from government agencies, and reports by market research firms. We confirm that, where such information is reproduced herein, such information has been accurately reproduced and that, so far as we are aware and are able to ascertain from information published by publicly available sources and other publications, no facts have been omitted that would render the reproduced information inaccurate or misleading. Industry publications, reports, and other published data generally state that the information contained therein has been obtained from sources believed to be reliable, but we cannot assure you that the information contained in these reports, and therefore the information contained in this Annual Report that is derived therefrom, is accurate or complete. Our estimates of our market position may prove to be inaccurate because of the method by which we obtain some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process, and other limitations and uncertainties. As a result, although we believe our sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. This includes, without limitation, statements regarding our vision and business strategy, including the plans and objectives of management for our future operations; our market opportunities, our future revenue opportunities; and our future performance and financial condition Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections, and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this Annual Report, including, but not limited to:

●	our limited operating history makes it difficult to evaluate our business and prospects;

●	we may be unable to execute our business plan or maintain our competitive position and high-level customer satisfaction if we fail to maintain adequate operational and financial resources, particularly if we continue to grow rapidly;

●	a significant portion of our revenue is concentrated with a limited number of customers;

●	adverse climate conditions may have an adverse effect on our business. We may take various actions to mitigate our business risks associated with climate change, which may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks;

●	our dependence on suppliers may materially adversely affect our operating results and financial position;

●	manufacturing and production forecasts are based on multiple assumptions. We must adequately estimate our manufacturing capacity and inventory supply. If we overestimate our demand and overbuild our capacity or inventory, we may have significantly underutilized assets. Underutilization of our manufacturing facilities can adversely affect our gross margin and other operating results;

●	we may experience volatility in costs for ingredients and packaging due to conditions that are difficult to predict;

●	our future success will depend, in part, on our ability to maintain our technological leadership, enhance our current food products, develop new food products that meet changing customer needs and preferences, advertise and market our food products, and influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis;

●	our business depends on our use of proprietary technology relying heavily on laws to protect;

●	our management team has limited experience managing a public company;

●	U.S. shareholders may not be able to obtain judgments or enforce civil liabilities against us or our executive officers or our Board of Directors (our “Board”);

●	we will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives; and

●	other factors detailed under the section “Summary of Risk Factors”: and Part I. Item 1A. “Risk Factors” in this Annual Report.

These forward-looking statements are based on information available as of the date of this Annual Report and current expectations, forecasts, and assumptions, and involve a number of judgments, risks, and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. We intend the forward-looking statements contained in this Annual Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” in this Annual Report, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths, or have a negative effect on our business strategy, which could cause a decline in the price of shares of our Common Stock or Warrants and result in a loss of all or a portion of your investment:

●	Our ability to be successful depends upon the efforts of our Board and our key personnel, and the loss of such persons could negatively impact the operations and profitability of our business.

●	We have a limited operating history which makes it difficult to evaluate our business and prospects.

●	The war in Ukraine, and the sanctions in place, could adversely affect global energy and financial markets thus potentially affecting our business and customers.

●	Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

●	We face market competition, and if we are unable to compete effectively with our competitors, our business and operating results could be materially adversely affected.

●	A significant portion of our revenue is concentrated with a limited number of customers.

●	We may not continue to grow or maintain our active customer base, may not be able to achieve or maintain profitability, and may not be aligned with customer trends and preferences.

●	We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

●	If we fail to maintain adequate operational and financial resources, particularly if we continue to grow rapidly, we may be unable to execute our business plan or maintain our competitive position and high-level customer satisfaction.

●	We run the risk of crop failures largely dependent on factors outside of our control.

●	Adverse climate conditions may have an adverse effect on our business. We may take various actions to mitigate our business risks associated with climate change, which may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks.

●	The spread of contagious diseases, natural disasters, severe weather, actual or threatened hostilities or war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty may cause global economic disruption, and its impact on our business is uncertain.

v

●	The loss of key personnel, or failure to attract and retain other highly qualified personnel in the future, could harm our business.

●	Our dependence on suppliers may materially adversely affect our operating results and financial position.

●	Manufacturing and production forecasts are based on multiple assumptions. We must adequately estimate our manufacturing capacity and inventory supply. If we overestimate our demand and overbuild our capacity or inventory, we may have significantly underutilized assets. Underutilization of our manufacturing facilities can adversely affect our gross margin and other operating results.

●	We may experience volatility in costs for ingredients and packaging due to conditions that are difficult to predict.

●	Our future success will depend, in part, on our ability to maintain our technological leadership, enhance our current food products, develop new food products that meet changing customer needs and preferences, advertise and market our food products, and influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis.

●	Our business depends on our use of proprietary technology relying heavily on laws to protect.

●	Inadequate technical and legal intellectual property (“IP”) protections could prevent us from defending or securing our proprietary technology and IP.

●	Any cybersecurity-related attack, significant data breach, or disruption of the information technology systems, infrastructure, network, third-party processors, or platforms on which we rely could damage our reputation and materially adversely affect our business, and financial results.

●	We are subject to government regulation and industry policy risks that may change and cause us to no longer comply.

●	We may be subject to changes in laws or regulations that can change on any given day.

●	We are subject to multinational requirements beyond our control.

Part I

Item 1. Business.

Overview

The following discussion reflects the business of Borealis Foods, as currently embodied by Borealis Foods.

Borealis Foods is a food technology company that has developed high-quality, affordable, sustainable, and nutritious ready-to-eat meals. We are a mission-driven company committed to utilizing our products to help solve the national and global food security and nutrition challenges. Our commitment to nutrition, affordability, and sustainability reflects our goal of positively impacting both human life and the planet.

Food and nutritional insecurity impact an estimated 821 million people across the globe, according to the World Health Organization. Food production accounts for approximately 30% of the world’s energy consumption and 22% of global greenhouse gas emissions. Feeding the world’s population a healthy diet within the earth’s boundaries requires an urgent transition to a sustainable model. While the scale of the challenge is undeniably significant, we believe our innovative technology not only offers a pathway to a more sustainable future, but a potential tool in the fight against global malnutrition.

Borealis Foods has developed the first complete protein dough containing all nine essential amino acids. It entered the market with ready-to-eat meals, featuring 20 grams of complete plant-based protein per serving, distributed through both retail and foodservice channels. The Company also developed first of its kind ambient ready-to-eat high-protein meals for U.S. and global humanitarian food programs. Borealis Foods’ innovative model and products have allowed it to appeal to a broad range of consumers, positioning it to compete directly in the global ramen market, which was estimated $54.6 billion global market in 2022 according to the Instant Noodles Global Market Report 2023. The Company’s strategy includes partnering with Non-Governmental Organizations (“NGOs”), government programs, and food service providers to offer these and other products to institutional clients such as schools and other organizations that help feed those with insufficient access to nutritious meals.

The Company’s innovative technology was used in the development of its first vertical, ramen noodles. Lovingly made in the U.S., Chef Woo and Ramen Express branded ramen noodles are produced and packaged by the Company’s wholly-owned technologically advanced manufacturing company, Palmetto Gourmet Foods, or “PGF”. Nestled in scenic Saluda, South Carolina, the factory is one of the largest and most advanced ramen noodle producers in North America. With a widespread presence, Borealis Foods’ products are currently available in over approximately 22,000 points of distribution primarily in the U.S., Canada, Mexico, and Europe. The products can be found across several channels of mass merchandisers (Walmart), club stores (Costco and Sam’s Club), limited assortments retailers (Aldi and Save-a-lot), traditional supermarkets (Albertson, Winn-Dixie, and Save Mart), regional retailer channels, and e-commerce distributors (Amazon and Walmart.com).

Research, development, and innovation are core elements of our business strategy, which we see as a critical competitive advantage. Through continuous R&D and partnerships with other advanced food-tech companies, our team focuses on making continuous improvements to our existing technology and product formulations, in addition to developing new products across our platform.

We intend to continue to invest in innovation, supply chain capabilities, manufacturing, and marketing initiatives, as we believe the demand for our products will continue to accelerate across retail and e-commerce channels. In addition, we plan to develop additional channels for our products through NGOs, government programs, and food services.

The Borealis Foods Strategic Difference

Unique Approach to the Product

We developed and launched the first plant-based instant ramen meals providing 20 grams of complete protein per serving. We believe our unique approach to making ready-made ramen makes us a disruptor in one of the most widely consumed food categories.

Our Chef Woo ramen serves as a complete source of protein because it includes all nine essential amino acids and provides over one-third of a person’s daily recommended protein in one serving. Complete proteins are essential to a healthy diet. They contribute to muscle growth, repair, and maintenance and also play a role in bolstering the immune system, aiding in the production of antibodies and enzymes that defend against infections and promote faster healing. Complete proteins are also involved in hormone production, helping to regulate various bodily functions, including metabolism and mood. Our commitment to providing higher protein content in our ramen sets us apart from the other instant noodle cups on the market. Additionally, we use a protein source that is free of anti-digestive factors that hinder protein digestibility, further enhancing the bioavailability of the protein.

Plant-based protein is a highly convenient and cost-effective source of protein which is hard to match from a cost perspective when compared to other sources of protein. Legacy vegetarian brands have typically aimed to compensate for poor taste appeal by positioning their products as a noble sacrifice — something consumers should do for the benefit of their health, the environment, and/or animal welfare. Our breakthrough product innovations have enabled a paradigm shift in both marketing and target audience — tapping into the enthusiastic pull from mainstream consumers for delicious and satisfying, yet better-for-you plant-based meals. Our patent-pending technology can be deployed in other applications to make additional high-protein ready-made meals and snacks.

Unique Approach to the Market

The ramen market has seen limited product innovation and differentiation resulting from product positioning which generates low retail profit margins. We are changing that paradigm with our innovative food technology, providing consumers with a healthy, affordable, shelf-stable, convenient meal. We are re-inventing instant ramen noodles while maintaining flavor consistency, palatability, and affordability. Our know-how allows us to customize products for different subsets based on the desired dietary-specific requirements (i.e., high-fiber, gluten-free, high-protein, low sodium, keto-friendly, and micronutrients). We are focused on a multi-prong approach that consists of expanding our distribution through the following channels:

●	Traditional Retail: Remain focused on existing customers while expanding into new markets in the U.S., Canada, Mexico, and Europe, and long-term expansion into South America and the Middle East.

●	Non-Governmental Organizations: Supply NGOs with sustainable and affordable high-protein meals with micronutrients to help fight world hunger and malnutrition. Our products are shelf-stable and low-cost compared to other foods with the equivalent amount of protein. With inflation increasing the cost for NGOs to operate and purchase food, we believe our ready-made meals could be a tool used to fight malnutrition, including vitamin and mineral deficiencies. NGOs assist over 100 million people in over 120 countries and territories across the world, creating a unique opportunity for us to supply large quantities of products and contribute to ending world hunger.

●	Government Programs: Supply schools with healthy, affordable, and sustainable lunch options. One in eight children in America live in households without consistent access to adequate food. Subsidized or free lunches provided by schools feed approximately 30 million students each day. Schools face procurement and cost challenges as well as specific nutritional requirements for the food they provide. Our innovative technology and products are well positioned to solve these challenges. Our products are customizable to meet the school’s specific nutritional requirements and can be mass-produced at an affordable cost. In addition, the products are shelf-stable with a long shelf life, helping to prevent food waste.

●	Military: Supply militaries with an extra high-protein version of our products. With our stable shelf life and convenient preparation requirements, our products would be ideal for use as a field ration.

●	Food Services: Expand our products into the food services space as a healthy ready-made food option for convenient grab-and-go meals.

●	Hospitals & Nursing Homes: Supply hospitals and care facilities with a variety of dietary-specific healthy products (i.e., high-fiber, high-protein, low sodium with micronutrients). Our technology allows our products to be customized to meet the specific nutritional needs of patients and facility operators.

History

We were founded in 2019 with a vision of building sustainable, affordable, and nutritious food products. This vision was developed in response to growing global challenges in the areas of health, climate change, natural resource use, and helping find an affordable option to fight world hunger.

Our Co-Founder and CEO, Reza Soltanzadeh, a medical doctor by training, entered the business world after devoting his time to helping malnourished men, women, and children in remote villages of India to the science of affordable and nutritious food. Mr. Soltanzadeh has over 28 years of experience in the field of food sciences and food mass production. Mr. Soltanzadeh was the CEO of IIIC Investment Group for 13 years, an emerging market multi-billion dollar food-focused buyout firm, leading category consolidations to bring scale and efficiency resulting in low-cost production in highly fragmented food categories. Mr. Soltanzadeh was intrigued by the ramen craze taking place around the globe, observing the universal appeal of the noodle dish he saw an opportunity to marry his passion for the environment and the fight against world hunger by creating an affordable plant-based, high-protein ramen.

Our other Co-Founder and Non-Executive Chairman, Barthelemy Helg, an attorney by training, has focused his career on the food and biotech industries. Mr. Helg was Vice-President at Nestle S.A. overseeing Mergers and Acquisitions — contributing notably to the advancement of Nestle’s pet food division. Mr. Helg founded several companies in the food industry, and through his network and relationships, he has been instrumental in developing partnerships with food-tech companies and investors for us.

Fascinated with the food-tech revolution, our Co-Founders focused on opportunities for a more sustainable and affordable way to provide high-protein meals to consumers. Rather than trying to invent a new product category, they focused on improving and transforming an existing, highly popular product, ultimately identifying a high-protein and plant-based ramen as the ideal opportunity and solution. Our ramen takes the delicious food loved by many and upgrades it with added nutrients, enriching the comforting bowl of instant ramen. This reimagined ramen captures the same satisfying ramen feeling with a makeover of better ingredients and crafted flavors for a more nutritious and equally delicious product. Chef Woo Ramen was named after Song Sao Wu, the legendary female chef from ancient China, whose soup became so famous that it lifted her community out of hard times. Like its namesake, Chef Woo Ramen is attempting to lift the global community by contributing to a more sustainable planet while combating world hunger.

We have built a core team with experts across the food industry. Through our acquisition of PGF, we acquired a manufacturing and distribution facility capable of producing 600 million meals per year. We aim to develop food that will create lasting benefits for society and the environment.

Industry

Market Opportunity

We operate in the large global food industry. Instant noodle products are our first (currently only) vertical. Instant ramen noodles are one of the most widely consumed packaged foods enjoyed by over 5 billion people in an estimated $54.6 billion global market in 2022. The ramen noodle market is estimated to grow at a CAGR of 5.80% during 2023-2028 to reach approximately $70 billion by 2028. Our core target market is North America, which ranks sixth in the world for consumption of instant noodles. In 2022, according to the World Instant Noodles Association, the global demand for instant noodles was over 100 billion servings.

Various industry studies indicate that consumers want healthier and more convenient food options. We believe our innovative food offerings converge with consumer trends and demands for great-tasting, wholesome, plant-based foods made from sustainably sourced ingredients, including preferences for vegetarian, vegan, and organic lifestyles. The United States is experiencing a trend where consumers are willing to pay a premium for U.S. made foods; we believe there is a growing concern over quality, ingredient origins, contaminants, and questionable labor policies. A Reuters poll in 2017 found 70% of Americans think it is “very important” or “somewhat important” to buy U.S.-made products.In addition, 68% of global consumers are more likely to purchase food products that are locally grown and produced. Further research shows that North American plant-based protein consumers will drive the premium product category — growing at a faster pace over the next five years.

We believe we can capture an increased share of the broader U.S. instant meals and plant-based protein category, supported by a number of key drivers, including the amount of protein included in its products, continued mainstream acceptance of its products with the instant meal consumer, heightened consumer awareness of the role that food and nutrition play in long-term health and wellness, and growing concerns related to the negative environmental effects of meat-based proteins.

We believe there is significant demand for our products across the globe in retail and e-commerce channels, as well as the potential to source NGOs and government programs with nutritious, sustainable, and affordable high-protein food. In markets excluding Canada and the U.S., the number of instant noodles consumed has continued to grow worldwide. Our initial international target markets include expansion into Europe and Mexico with further future expansion in South America and the Middle East, where we have received strong inbound interest for our instant noodle products. Millennials and young adults make up the largest consumer group, together consisting of approximately 4.9 billion people worldwide as of the end of 2019, according to market research. These generations possess a strong understanding of health and environmental issues, and they demonstrate their focus on these issues through their on-shelf purchase decisions. In addition, market studies have found that consumers are four to six times more likely to purchase and champion purpose-driven companies.

The lasting impacts of the pandemic, geopolitical issues, and high inflation have had a negative impact on the economy. As a result, the cost of animal-based protein has increased making our planet-based high-protein meals an accessible and healthy alternative for consumers.

Environmental Impact

Consumer interest in plant-based foods, particularly among millennial and younger generations, has been driven in part by growing awareness of the health and environmental impact that animal-based proteins have on the environment. We believe that, now that consumers have access to unprecedented levels of information provided via the Internet and social media channels, global awareness of these issues will continue to grow and have a positive impact on consumer demand for our products.

The global livestock industry is estimated to be responsible for a significant portion of global greenhouse gas emissions, such as methane and nitrous oxide. Estimates range from 18% to 51%. The landmark Intergovernmental Panel on Climate Change (“IPCC”) Report highlighted that climate change is expected to cause “severe, widespread, and irreversible impacts” on the natural environment unless carbon emissions are cut sharply and rapidly. The report highlighted behavioral changes, which include dietary changes such as eating less meat, can play a significant role in cutting emissions.

Rising global meat consumption and livestock production have been shown to have major negative impacts on the environment due to the burden placed on land and water resources. According to the Food and Agriculture Organization (“FAO”), livestock occupies 30% of the planet’s land surface and accounts for 78% of all agricultural land use. The World Resources Institute (“WRI”) Water Report also indicates that 29% of the water in agriculture is directly or indirectly used for animal production. Meat consumption is also burdensome on the environment in terms of production inputs. According to the WRI Water Report, beef is highly inefficient to produce because only 1% of the feed consumed by cattle is converted to calories that people consumed from eating beef while pork converts approximately 10% and poultry converts approximately 11% of feed to human-edible calories.

In 2021, we engaged the University of Michigan to conduct a peer-reviewed, third party-led Life Cycle Assessment comparing the environmental impact of animal-based protein sources against our plant-based protein sources as well as our competitors in the plant-based space (the “Assessment”). In particular, this study focused on greenhouse gas emissions, fossil energy use, land use, and water use against suppliers of meals with an equivalent amount of protein derived from meat. Part of the Assessment was to provide an estimate of the environmental performance of replacing meat consumption with the consumption of plant-based instant ramen noodles. The Assessment shows that when comparing an equivalent provision of protein, the greenhouse gas emissions are significantly less than beef or pork and somewhat less than the meat replacement product Beyond Burger. The fossil energy use is significantly less than beef and somewhat less than pork and a Beyond Burger. The land use is significantly less than beef. Water use is significantly less than beef and pork and somewhat less than chicken. The conclusion from the report is that Chef Woo ramen’s 20 grams of plant-based protein led to significantly fewer impacts across all categories when measured against beef, significantly less greenhouse gas emissions and water use when measured against pork, and somewhat less greenhouse gas emissions and water use when comparing against chicken and Beyond Burger.

Competitive Strengths

We are on a mission to make good healthy food that is accessible and affordable to all. At the core of our business model is sustainability, which means ensuring what is good for people is also good for the planet. Our first product line, ramen, takes the delicious food loved by many and upgrades it with added nutrients, enriching the comforting bowl of instant ramen. This reimagined ramen can be customized to meet the specific nutritional requirements of many different consumer subsects. It can be mass-produced at an affordable cost, creating a unique opportunity for us to expand our distribution to other avenues beyond traditional retail.

Focus on Innovation

We intend to increase our investment in product development capabilities to continue to innovate within our core product categories. In addition to the development of plant-based proteins, we are looking to expand our product line into high-fiber, gluten-free, low-carb, and keto-friendly products. We also intend to increase our investment in product development to address emerging market demands and food trends for healthy plant-based high-protein snacks. Our continued investment in our technology will allow for increased investment into various food markets. We are committed to providing healthy, plant-based high-protein meals not only to the everyday consumer but to those who would otherwise not be able to purchase quality, nutritious foods through our low-cost efforts and collaboration with NGOs and governmental organizations.

Mission Aligned with Consumer Trends

We believe that our products align with current major food trends, with our plant-based ramen meeting the demands of consumers who seek to follow a natural and “cleaner-label” diet. Moreover, our products are kosher, halal, vegan, and vegetarian certified, which management believes will broaden our appeal to those consumers as well as those who wish to follow a vegetarian or vegan diet.

We believe that the plant-based food category will continue to grow based on studies which show that nearly half of U.S. consumers want to eat more plant-based foods. The number of people eating plant-based alternative foods has nearly doubled over the last decade.

Experienced and Passionate Executive Team

Our founders assembled a multidisciplinary team with in-depth knowledge and experience gained from diverse career paths and backgrounds to execute the founders’ passion for feeding and nourishing people while supporting a more sustainable planet.

We are led by a proven and experienced management team. Reza Soltanzadeh, our CEO and Co-Founder has over 28 years of experience in the field of food sciences and food production, both in management roles and as an investor. He has an extensive track record of successful involvement with multibillion-dollar food-focused company mergers and acquisitions and green-stage investments.

Barthelemy Helg is a Co-Founder and serves as the Non-Executive Chairman of the Board of Directors. Mr. Helg, has over 25 years of experience in various industries, including the food industry and the biotech industry, working at Nestle S.A. overseeing numerous mergers and acquisition transactions. Mr. Helg co-founded a biotech company which focused on treatment of rare autoimmune diseases and has extensive experience working with entrepreneurial companies and his wide-ranging experience in the food industry.

Growth Strategy

Growth Across Distribution Channels

We believe there is a significant opportunity to expand beyond our current retail and e-commerce footprint. Our early focus was the establishment of a presence in retail channels, highlighted by the successful penetration into 22,000 points of distribution across Canada, Europe, Mexico, and the U.S. The long-term plan includes potential expansion into South America and the Middle East. We believe increased distribution will lead more consumers to purchase our products.

We have developed a strategy to pursue growth within the following distribution channels:

●	Retail: Building on the success of Chef Woo, we intend to increase our presence as the first plant-based high-protein offering on the ramen shelf. We have a strong presence at leading food retailers, including across channels of mass merchandisers (Walmart), clubs (Costco), limited assortments retailers (Aldi and Save a Lot), and traditional supermarkets (Albertson, Winn-Dixie, Save Mart), as well as e-commerce distributors (Amazon and Walmart.com) that continue to grow. We have recently expanded our product distribution to include pharmacies and drug stores (CVS and Rite Aid). We have a significant opportunity to grow our sales within Canadian and U.S. retail by focusing on increasing sales at our existing points of distribution. We also expect to grow our retail distribution by establishing commercial relationships with new customers.

●	Non-Governmental Organizations: We aim to become a meal supplier to NGOs. Our sustainable and affordable high-protein shelf-stable meals have the potential to be a powerful tool in the fight against world hunger and malnutrition.

●	Government Programs: We supply U.S. schools with healthy and affordable lunch options. Schools face procurement and cost challenges as well as specific nutritional requirements for the food they provide. Our products are well positioned to solve these challenges. Our high-protein plant-based products are customizable to meet the school’s specific nutritional requirements and can be mass-produced at an affordable cost.

●	Military: We see an opportunity to supply militaries with an extra high-protein version of our products. With our stable shelf life and our convenient preparation requirement, our products would be ideal for use as a field ration.

●	Food Services: Expand our products into the food services space as a healthy ready-made food option.

●	Hospitals & Nursing Homes: Supply hospitals and care facilities with a variety of dietary-specific healthy products. Our products can be customized to meet patients’ specific nutritional requirements and can be mass-produced at an affordable cost.

Invest in Infrastructure and Capabilities

We are committed to prioritizing investment in our infrastructure and capabilities. As a fast-growing company, we continue to make significant investments in hiring the best people, maximizing our supply chain capabilities, and optimizing our systems in order to establish a sustainable market-leading position for the long-term future. We make continuous efforts to enhance our manufacturing facility in Saluda, South Carolina, which has allowed us to significantly increase our production capacity. We are constantly evaluating and improving our supply chain processes and partnerships so that we can increase manufacturing efficiencies and quality while reducing costs. In addition to our efforts to enhance our manufacturing facility, we are working to convert our facility to operate on solar power. Our goal is to be able to power our entire facility using only renewable energy — thus becoming Scope two carbon neutral.

Expand Product Offerings

The successes of our ramen products have confirmed our belief that there is significant demand for additional plant-based high-protein, sustainable, and affordable products. We intend to strengthen our product offering by improving the formulations for our existing portfolio of products and by creating new products that expand the portfolio. We are continuously refining our products to improve their taste, texture, and aroma. In addition, we are committed to increasing our investment in research and development to continue to innovate within our core platform to create exciting new product lines such as snacks and improve the formulations for our existing portfolio of products.

Continue to Grow the Brand

We continue to develop brand awareness of Chef Woo. We plan to continue to create relevant content with our network of celebrities, influencers, and brand ambassadors, who will help build significant brand awareness for us by supporting our mission and products and incorporating our products into their daily lifestyle.

Remain Mission Focused

We are a mission-driven business. We strive to operate in a socially responsible and environmentally sustainable manner and are committed to making a positive impact on both human life and the planet.

Products

Our principal products include:

●	Chef Woo super premium High-Protein instant ramen with 20 grams of plant-based complete protein that is kosher, halal, vegan, and vegetarian certified, egg and dairy-free, TBHQ and added MSG free, and available in the following flavors: Roasted Chicken, Braised Beef, Spicy Tequila Lime, Thai Lemongrass, Sweet Chili Togarashi, and Chili Chicken.

●	Ramen Express premium ramen that is kosher, halal, vegan, vegetarian certified, egg and dairy-free, and TBHQ and added MSG free, and comes in the following flavors: Chicken Flavor, Beef Flavor, Shrimp Flavor, Hotter & Spicier, Lime & Chili Shrimp Flavor, Hot & Spicy Chicken Flavor, Hot & Spicy Beef Flavor, Hot & Spicy Shrimp Flavor, Magic Noodles, and Soy Sauce Flavor.

Customers and Distributors

Retail

We remain focused on addressing existing demand from current customers and expanding our business with these customers. Our products are distributed in major retail partner locations across the U.S., Canada, Mexico and Europe, including approximately 18,000 stores in the U.S. including Walmart, Costco, Albertsons, and Aldi and approximately 3,300 stores in Canada.

E-Commerce

We remain focused on expanding our presence on Amazon and Walmart.com and growing these channels as a bigger stream of revenue.

Expansion to New Geographic Markets

We expanded our distribution into Europe in the fourth quarter of 2023. We intend to explore opportunities to expand our products in the long term in South America and the Middle East.

Material Agreements with Key Customers

We have customer concentration in two retail customers, including Walmart Inc. (“Walmart”) and Costco Wholesale Corporation (“Costco”) and one co-manufacturing customer, United Exchange Corporation (“UEC”). The terms of the material agreements with these principal retail and co-manufacturing customers are as follows:

Walmart Inc.

On February 26, 2020, our subsidiary, Palmetto Gourmet Foods, Inc. (“PGF”), and Walmart entered into a Supplier Agreement. The Supplier Agreement provides the basic terms under which, from time to time, Walmart may order merchandise to be supplied by PGF and does not impose a requirement on Walmart to order any prescribed amount of merchandise. All payment terms are set forth in the business terms in the Supplier Agreement. In the event of a reduction in price of PGF’s merchandise, under the Supplier Agreement, Walmart is entitled to that reduction in price for any existing merchandise on hand, in warehouses or in transit. PGF is responsible for verifying the accuracy of all terms of sale on all orders placed by Walmart. Under the Supplier Agreement, PGF is to send to Walmart invoices electronically for all merchandise requested. The Supplier Agreement provides that PGF, at its own cost, is required to obtain and maintain insurance coverage during the term of the Supplier Agreement, and in the two years after. In addition, PGF must indemnify Walmart from claims or actions relating to, among others, intellectual property, personal injury, property damage and violations of law. The Supplier Agreement continues in effect until terminated by either party on 30 days’ notice for cause or convenience.

Costco Wholesale Corporation

On January 29, 2021, PGF and Costco entered into a Basic Supplier Agreement. The Basic Supplier Agreement provides the essential terms under which, from time to time, Costco may order products to be supplied by PGF and does not impose a requirement on Costco to order any prescribed amount of products. The Basic Supplier Agreement requires PGF to comply with all Costco’s packaging and payment requirements and to supply an invoice within six months after the products are delivered. Costco retains the right to cancel late shipments. PGF must obtain and maintain insurance coverage at its own expense during the term of the Basic Supplier Agreement. The Basic Supplier Agreement provides Costco the right to reject or return to PGF any of PGF’s products. Under the Basic Supplier Agreement, PGF must indemnify Costco from claims or actions relating to, among others, intellectual property, personal injury, property damage, breach of contract and violations of law. Under the Basic Supplier Agreement, Costco reserves the right to inspect PGF’s premises, among other things, with respect to quality, safety, worker protection, supply chain security and other matters relevant to PGF’s products. In addition, PGF has provided Costco with record inspection rights and rights to confer on violations of law. The Basic Supplier Agreement provides that Costco can terminate its relationship with PGF, in its sole right, for any violation or unsatisfactory performance under the supplier code of conduct.

United Exchange Corporation

On January 23, 2020, PGF and UEC entered into a Contract Manufacturing Agreement. The Contract Manufacturing Agreement provides the essential terms under which, from time to time, UEC may order products to be supplied by PGF. Under the Contract Manufacturing Agreement, PGF must provide UEC with 30 days’ written notice for an increase in pricing on any products. The Contract Manufacturing Agreement provides that PGF must obtain and maintain product liability insurance coverage at its own expense during the term of the Contract Manufacturing Agreement. Under the Contract Manufacturing Agreement, PGF must indemnify UEC from claims or actions relating to product liability, personal liability, property damage or other claims relating to the manufacture of the products. The Contract Manufacturing Agreement automatically renews each year for one additional year term unless terminated by either party on 90 days’ written notice prior to the expiration of such term.

Supply Chain

Sourcing and Suppliers

The principal ingredients used to manufacture our chef woo product include pea protein, organic flour, sunflower oil, and our plant-based flavors. We procure our packaging materials from a number of different suppliers. Although most of the raw materials we require are typically readily available from multiple sources, we rely on one single source supplier, Puris Foods, for the pea protein used for our ramen products.

We continue to expand our supply chain to ensure the certainty of supply of the highest quality raw materials that meet our requirements for quality.

We secure our supplies on a purchase-order basis. As most of the raw materials we use are readily available in the market from many suppliers, we believe that we can within a reasonable period of time make satisfactory alternative arrangements in the event of an interruption of supply from our vendors.

Manufacturing

We fully own our manufacturing facility located in Saluda, South Carolina, operated by our wholly-owned subsidiary, PGF. The advanced production facility is over 200,000 square feet. The facility is British Retail Consortium or (“BRC”) AA+ rated food-grade facility certified. Currently, there are four fully automated cup and pillow production lines with advanced high-speed packaging machinery. There is the capacity to host six instant noodle production lines capable of producing 600 million meals per year. We believe our current facility is adequate to meet ongoing demand and is capable of hosting additional production lines to support our future ramp-up. In addition, we are in the process of obtaining permits to convert to solar power in hopes of becoming Scope two carbon neutral.

Food Safety and Quality Control

We utilize a comprehensive food safety and quality management program, which employs strict manufacturing procedures, expert technical knowledge of food safety science, employee training, ongoing process innovation, use of quality ingredients, and both internal and independent auditing.

Our Saluda, South Carolina facility has a Food Safety Plan (“FSP”) that focuses on preventing food safety risks and is compliant with the requirements set forth under the Food Safety Modernization Act or (“FSMA”). In addition, our facility has at least one Preventive Controls Qualified Individual who has successfully completed training in the development and application of risk-based preventive controls at least equivalent to that received under a standardized curriculum recognized by the FDA.

Our manufacturing site and suppliers comply with the Global Food Safety Initiative. Our manufacturing site is certified against a standard recognized by BRC AA+. These standards are integrated food safety and quality management protocols designed specifically for the food sector and offer a comprehensive methodology to manage food safety and quality. Certification provides an independent and external validation that a product, process or service complies with applicable regulations and standards.

In addition to third-party inspections of our facility, we have instituted audits to address topics such as allergen control; ingredient, packaging, and product specifications; and sanitation. Under FSMA, our manufacturing facility is required to have an FSP and a Hazard Analysis Critical Control Plant plan that identifies critical pathways for contaminants and mandates control measures that must be used to prevent, eliminate, or reduce relevant food-borne hazards.

Distribution

Distribution of our products occurs from our in-house manufacturing facilities in Saluda, South Carolina. The 75,000 square feet facility has the capacity to store over 150 truckloads of finished goods, ideal for supplying large national retailers. The facility is strategically located near rail, intermodal, and port distribution hubs. Our products are transferred by third-party logistics providers to distribution centers or are directly shipped to the customer. At present, we do not utilize internal software to track loads but leverage the systems of our transportation partners to manage our supply chain through retail distribution.

Sales and Marketing and Consumer Outreach

Sales

We have a hybrid sales organization that uses sales agencies and brokers to cover our accounts. The sales agency has an extensive range of experience and provides many resources such as syndicated data, retail coverage, and schematic planogram merchandising (“POG”). In addition, the sales team works in close coordination with a national network of broker and distributor sales teams that provide us access to accounts across the United States, Canada, and Europe.

Marketing

Our marketing efforts take on a multi-channel approach to ensure multiple touch points with our consumers. Our customer and demographic profile for the product category and age range is broad (18 – 55+). As a result, our targeting is based on mindset and universal attitudes that can be common across many demographics.

●	Ramen Express — caters to the college crowd and cost-conscious families who desire a healthy alternative to traditional instant ramen at an affordable price. This product is vegetarian friendly as well as Kosher and Halal.

●	Chef Woo — targets home chefs, millennials wanting purpose-driven products, and health/fitness enthusiasts wanting healthier lifestyle choices with a plant-based and organic focus.

Our marketing strategy is to connect with our customer base in a genuine, authentic manner that aligns with similar aspirations of our demographic by creating products that are tasty, healthy, affordable, made in a sustainable way, and have a positive impact on the environment.

Our marketing activities include ongoing social media including Instagram and user-generated content on TikTok.

●	Social media has been the foundation for finding and engaging consumers. We have experienced steady growth in our following, including engagement with audiences beyond our core group. Since our inception, followers have grown more than 1,500% and continue to grow. Content is refreshed weekly with recipes and interesting posts about the products.

●	We utilize influencers at various levels to help expand our customer base. By specifically engaging influencers that include home chefs, fitness celebrities and everyday consumers We have been able to connect with a wider audience.

●	Our ultimate influencer is renowned Celebrity Chef Gordon Ramsay.

●	Chef Gordon Ramsay endorses and aligns with our vision of providing accessible healthy, nutritious, and tasty food to the world. We have partnered with Mr. Ramsay to promote the Chef Woo brand in various capacities. As our official brand ambassador, Mr. Ramsay, will work with us to develop new products.

●	Targeted Digital Advertising is used on an ongoing basis to support retail sales as well as brand awareness.

We recently announced our participation with Feeding America®, the largest U.S. domestic hunger-relief organization, in a program to provide meals to persons facing hunger through the Sam’s Club “Fight Hunger. Spark Change.” Campaign. This initiative has made our Chef Woo products available in the nearly 600 Sam’s Club stores.

Competition

We operate in a highly competitive environment. We believe that we compete with both plant-based protein brands producers, such as Beyond Meat, Tattooed Chef, and Impossible Foods as well as traditional ramen producers, such as Nissin Foods, Maruchan, and other ramen brands. We believe the principal competitive factors in our industry are:

●	Taste

●	Nutritional profile

●	Ingredients

●	Convenience

●	Cost

●	Brand awareness and loyalty among consumers

●	Product variety and packaging

●	Access to major retailer shelf space and retail locations

●	Intellectual property protection on products

We believe we compete effectively with respect to each of these factors. However, many companies in our industry have substantially greater financial resources, more comprehensive product lines, broader market presence, longer standing relationships with distributors and suppliers, longer operating histories, greater production and distribution capabilities, stronger brand recognition, and greater marketing resources than we have.

Employees

As of December 31, 2023, we had 176 full-time employees, including 159 in manufacturing operations, two in research and development, five in sales and marketing, two in human resources and eight in finance and legal. Our employees are all employees at will and are not subject to any collective bargaining agreements.

Intellectual Property

We own trademarks, trademark applications, registrations, and other proprietary rights that are important to our business. Depending upon the jurisdiction, trademarks, and their corresponding registrations are valid if they are used in the regular course of trade and/or their registrations are properly maintained. Borealis’ primary trademarks include the “Chef Woo Ramen” and “Ramen Express”.

We aggressively protect our intellectual property rights by relying on trademark, copyright, trade dress, and trade secret laws. We own several domain names.

We do not have any issued patents but have two patent applications pending.

We consider our marketing and products as a trade secret and thus, keep this information confidential. In addition, we consider proprietary information related to formulas, processes, know-how, and methods used in production and manufacturing as trade secrets. We believe we have taken reasonable measures to keep the aforementioned items reasonably protected, and they are, accordingly, not readily ascertainable by the public.

Seasonality

We have generally experienced in the past, and expect to continue to experience, seasonal fluctuations in our retail sales as a result of consumer and customer spending patterns. Historically, the months of August to September and January to March result in the greatest retail sales due to back-to-school purchasing in the fall and renewed consumer focus on healthy living following New Year’s Day. We believe these consumer spending patterns are driven primarily by the predisposition of consumers to adjust their approach to nutrition at certain times of the year. We are unique in that our innovative technology allows us to tailor our products to specific nutritional needs allowing us to potentially access alternative distribution channels e.g., NGOs, government programs, militaries, and hospitals. Over time, these potential additional distribution channels should help reduce the seasonal fluctuations in our retail sales.

Government Regulation

Along with our brokers, distributors, ingredients, and packaging suppliers, we are subject to extensive laws and regulations in the U.S. by federal, state, and local government authorities. In the United States, the primary federal agencies governing the manufacturing, distribution, labeling, and advertising of our products are the U.S. Food and Drug Administration, or FDA, and the U.S. Federal Trade Commission, or FTC. Under various federal statutes and implementing regulations, these agencies, among other things, prescribe the requirements and establish the standards for quality and safety and regulate our product composition, manufacturing, labeling, and other marketing and advertising to consumers. Among other things, the facility in which our products and ingredients are manufactured must register with the FDA, comply with current good manufacturing practices, or cGMPs, and comply with a range of food safety requirements established by and implemented under the Food Safety Modernization Act of 2011. The FDA has the authority to inspect our facility to evaluate compliance with these requirements. The FDA also requires that certain nutrition and product information appear on our product labels and, more generally, that our labels and labeling be truthful and non-misleading. Similarly, the FTC requires that our marketing and advertising be truthful, non-misleading, and not deceptive to consumers. We are also restricted from making certain types of claims about our products, including nutrient content claims, health claims, and claims regarding the effects of our products on any structure or function of the body, whether express or implied unless we satisfy certain regulatory requirements.

Available Information

Our website address is www.borealisfoods.com. The contents of, or information accessible through, our website are not incorporated by reference herein and are not a part of this Annual Report. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as well as beneficial ownership filings available free of charge on our website under the “Investors,” “Financials” section as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC.

We may use our website as a distribution channel of material information about us. Financial and other important information about us is routinely posted on and accessible through the Investors section of our website at www.investors.borealisfoods.com/overview/default.aspx.

Item 1.A. Risk Factors.

You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this Annual Report. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

Risks Related to Our Business

We have a limited operating history which makes it difficult to evaluate our business and prospects.

We have a limited operating history, which makes it difficult to evaluate our business and prospects to forecast our future results. We were founded in 2019. Although we have experienced substantial revenue growth on an annual basis, we have incurred losses since inception. As of December 31, 2023, we had an approximate accumulated deficit of $65.82 million USD. There can be no assurance that revenue growth will continue in the future. In addition, we may experience substantial fluctuations in operating results in the future caused by various factors, including:

●	general economic conditions;

●	specific economic conditions in the food and agriculture industry;

●	the impact of inflation and rising interest rates across the economy, including higher food, grocery, raw materials, transportation, energy, labor and fuel costs;

●	increases in the price of raw materials, labor, wages or other inputs that our suppliers use in manufacturing and supplying products, along with logistics, transportation, shipping and other related costs, may lead to higher production and shipping costs for our products. Any increase in the cost of inputs to our production could lead to higher costs for products in retail channels and could negatively impact our operating results and future profitability;

●	the introduction of new products by us or our competitors; and

●	the mix of products sold and the mix of channels through which those products are sold.

As a strategic response to a changing competitive environment, we may elect from time to time to make, among other things, certain pricing, product, or marketing decisions, and any such decisions could have a material adverse effect on our periodic results of operations, including revenue and profits from quarter to quarter.

The war in Ukraine, and the sanctions in place, could adversely affect global energy and financial markets thus potentially affecting our business and customers.

The outbreak of war in Ukraine has already affected global economic markets, including a dramatic increase in the price of oil and gas, and the uncertain resolution of this conflict could result in protracted and/or severe damage to the global economy. Russia’s military interventions in Ukraine have led to, and may lead to, additional sanctions being levied by the United States, European Union, and other countries against Russia. Russia’s military incursion and the resulting sanctions could adversely affect global energy and financial markets and thus could affect the global markets, our customers’ businesses and potentially our business. At this time, we (i) do not have any direct business or contracts with any Russian or Ukraine entity as a supplier or customer, (ii) do not have any knowledge whether any of our customers or suppliers have any direct business or contracts with any Russian entity, (iii) do not believe that our business segments, products, lines of service, projects or operations are materially impacted by supply chain disruptions resulted from the war in Ukraine, and (iv) have not been materially financially affected by the war in Ukraine. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions caused by Russian military action or resulting sanctions may magnify the impact of other risks described in this section.

We cannot predict the progress or outcome of the situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond their control. Prolonged unrest, intensified military activities, or more extensive sanctions impacting the region could have a material adverse effect on the global economy, and such effect could in turn have a material adverse effect on our business, financial condition, results of operations, and prospects.

We do not anticipate any new or heightened risk of potential cyberattacks by state actors or others since Russia’s invasion of Ukraine, and we have not taken any actions to mitigate such potential risks. Our management team will continue to monitor any potential risks that might arise due to the war in Ukraine which are specific to us, including but not limited to risks related to cybersecurity, sanctions, and supply chain, suppliers, or service providers in affected regions.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our historical financial statements have been prepared under the assumption that it will continue as a going concern. Our registered public accounting firm has issued a report on our financial statements for the years ended December 31, 2023 and 2022, that includes an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to obtain additional equity or debt financing. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need them, we could go into default on our outstanding indebtedness, which would, in turn, permit our creditors to enforce remedies against us and cause us to consider reducing, discontinuing, or selling operations or seeking protection from creditors, and further raise substantial doubt about our ability to continue as a going concern. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our shareholders may lose some or all of their investment in Borealis Foods.

We face market competition, and if we are unable to compete effectively with our competitors, our business and operating results could be materially adversely affected.

The food and agriculture business is highly competitive, and faces increased competition as a result of consolidation, channel proliferation, and the growth of online food retailers and new market participants. Currently, the leading providers of food and agriculture products include large food and agriculture companies, as well as a number of smaller companies. Many of these companies possess financial resources significantly greater than those of ours, and accordingly, could initiate and support prolonged price competition to gain market share. In particular, the large food and agriculture companies could significantly undercut our pricing for our products. If significant price competition were to develop, we likely would be forced to lower our prices, possibly for a protracted period, which would have a material adverse effect on our financial results and could threaten our economic viability. In addition, many of these large competitors possess marketing, agricultural and food processing resources greater than those of ours. Smaller competitors, although often faced with financial barriers, typically compete on the basis of their ability to create niche markets by rapidly introducing products of interest to local customers and then expanding. The resulting price pressure and niche loyalties present substantial competitive challenges for us.

A significant portion of our revenue is concentrated with a limited number of customers.

A significant portion of our revenue is concentrated with a limited number of customers. Approximately 74% of our total revenue was derived from three customers. A disruption in our relationship with any one of these customers could materially adversely affect our business, results of operations, cash flows, and financial position. We could experience fluctuations in our customer base or the mix of revenue by customers as markets and strategies evolve or are affected by changes in the general economy or the food industry among other things. Our customers’ demand for our products may fluctuate due to factors beyond our or any such customer’s control. For example, in 2023, our customer orders were not placed at the volume nor pace that was anticipated due to a number of factors that include, among others, the Ukraine conflict, increased transportation costs, warehouse availability at customer and retailer concerns about a potential shift in retail consumption patterns as the COVID-19 pandemic subsided, all of which negatively impacted our revenue growth. Even a meaningful change in a customers’ inventory strategy could impact the industries demand and growth for any our product. If these customers were to reduce their purchases, we would lose a material amount or most of our current revenue. This would result in lower margins and materially adversely impact our business, results of operations, cash flows, and financial position.

We may not continue to grow or maintain our active customer base, may not be able to achieve or maintain profitability, and may not be aligned with customer trends and preferences.

There are a number of trends in consumer preferences which have an impact on us and the food industry as a whole. These include, among others, preferences for speed, convenience and ease of food preparation, natural, nutritious, and well-proportioned meals, products that are sustainably sourced and produced and are otherwise environmentally friendly, as well as a recent trend toward meat substitutes. Concerns as to the health impacts and nutritional value of certain foods may increasingly result in food producers being encouraged or required to produce products with reduced levels of salt, sugar, and fat and to eliminate trans-fatty acids and certain other ingredients. Consumer preferences are also shaped by concern over waste reduction and the environmental impact of products. Our success depends on both the continued appeal of our products and, given the varied backgrounds and tastes of our customer base, our ability to offer a sufficient range of products to satisfy a broad spectrum of preferences. Any shift in consumer preferences in the material markets in which we operate could have a material adverse effect on our business. Consumer tastes are also susceptible to change. In addition, the growing presence of alternative retail channels could negatively impact our sales if we fail to adapt. For example, consumers with increasingly busy lifestyles are choosing the online grocery channel as a more convenient and faster way of purchasing their food products, and are also increasingly using the internet for meal ideas. Our competitiveness, therefore, depends on our ability to predict and quickly adapt to consumer preferences and trends, exploiting profitable opportunities for product development without alienating our existing consumer base or focusing excessive resources or attention on unprofitable or short-lived trends. All of these efforts require significant research and development and marketing investments. If we are unable to respond on a timely and appropriate basis to changes in demand or consumer preferences and trends, our sales volumes and margins could be materially adversely affected.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

We are currently experiencing rapid growth and expansion. This rapid growth has placed, and is expected to continue to place, a significant strain on our administrative, operational, and financial resources and increased demands on our systems and controls. While we believe that our operating and financial control systems and controls are adequate to address expansion plans for the next 12 months, there can be no assurance that such systems and controls will be adequate to maintain and effectively monitor future growth. Failure to continue to upgrade the operating and financial control systems or unexpected expansion difficulties could adversely affect our business, results of operations, and financial condition. We anticipate that our continued growth will require us to recruit and hire a substantial number of new managerial, agricultural and food processing, and sales and marketing personnel.

If we fail to maintain adequate operational and financial resources, particularly if we continue to grow rapidly, we may be unable to execute our business plan or maintain our competitive position and high-level customer satisfaction.

We must continue to expand in order to maintain our competitive position and continue to meet our customers’ increasing demands for product, variety, quality and availability, and price/performance targets. Our ability to grow depends, to a significant extent, on our ability to expand our food processing operations, which requires significant advance capital expenditures, as well as advance expenditures and commitments for facilities, personnel, and advertising. Timely access to capital markets is essential for us to achieve our business plan. We will need to raise additional capital from equity or debt sources in order to finance our growth and capital expenditures contemplated for future periods. There can be no assurance that we will be able to raise such capital on favorable terms or at all. In the event that we are unable to obtain such additional capital, we may be required to reduce the scope of our presently anticipated expansion. Our inability to achieve projected growth could have a material adverse effect on our results of operations and could adversely impact our ability to compete.

We run the risk of crop failures largely dependent on factors outside of our control.

Our ability to ensure a continuing supply of ingredients at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow certain crops such as wheat, the vagaries of these farming businesses (including poor harvests impacting the quality of the peas grown), changes in national and world economic conditions, including as a result of COVID-19 or the outbreak of hostilities or war, tariffs and our ability to forecast our ingredient requirements. The high-quality ingredients used in many of our products are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes, and pestilence. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply of, or increase the price of, quality ingredients. In addition, we purchase some ingredients and other materials offshore, and the price and availability of such ingredients and materials may be affected by political events or other conditions in these countries or tariffs, trade wars, or the outbreak of hostilities or war. We also compete with other food producers in the procurement of ingredients, and this competition may increase in the future if consumer demand for plant-based protein products increases. If supplies of quality ingredients are reduced or there is greater demand for such ingredients from us and others, we may not be able to obtain sufficient supply that meets our strict quality standards on favorable terms, or at all, which could materially adversely impact our ability to supply products and may materially adversely affect our business, results of operations, and financial condition.

Adverse climate conditions may have an adverse effect on our business. We may take various actions to mitigate our business risks associated with climate change, which may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks.

Increasing concentrations of greenhouse gases in the atmosphere have generally been concluded to lead to increased ambient global temperatures, as well as changes in weather patterns and the frequency and severity of extreme weather and natural disasters. Adverse climate conditions, weather patterns, and the impact of such conditions and patterns such as drought, flood, wildfires, and rising ambient temperatures adversely impact product cultivation conditions for farmers and agricultural productivity, including by disrupting ecosystems and severely altering the growing conditions, nutrient levels, soil moisture, and water availability necessary for the growth and cultivation of crops, which would adversely affect the product quality, availability or cost of certain commodities that are necessary for our products, such as flour, paper, and edible oil. Due to climate change, we may also be subjected to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our manufacturing and distribution operations. These and other changes to the physical environment may adversely impact our operations or those of the suppliers on whom we rely. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with managing climate risks. Such climate risks may materially adversely affect our business, results of operations and financial condition.

The spread of contagious diseases, natural disasters, severe weather, actual or threatened hostilities or war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty may cause global economic disruption, and its impact on our business is uncertain.

The global economy can be negatively impacted by a variety of factors such as the spread or fear of spread of contagious diseases (such as the COVID-19 pandemic, other pandemics, epidemics, or other public health crises) in locations where our products are sold, man-made or natural disasters, severe weather, actual or threatened hostilities or war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty. Such adverse and uncertain economic conditions may impact distributor, retailer, foodservice, and consumer demand for our products and may lead to material and volatile increases in commodity pricing of raw materials used by us and in other costs incurred by us. For example, in connection with the war in Ukraine, governments in the U.S., U.K. and the EU have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. The uncertainty resulting from the military conflict in Europe has given rise and may continue to give rise to increases in costs of goods and services, scarcity of certain ingredients, increased trade barriers or restrictions on global trade. Further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which could materially adversely affect our business and/or our supply chain, business partners or customers in the broader region, including potential destabilizing effects that such conflicts may pose for the European continent or the global oil and natural gas markets. In addition, our ability to manage normal commercial relationships with our suppliers, co-manufacturers, distributors, retailers, foodservice customers, consumers, and creditors may suffer.

As global economic conditions and commodity pricing of raw materials used by us continue to be volatile or uncertain and recessionary or inflationary pressures exist, trends in consumer discretionary spending also remain unpredictable and subject to changes. We have seen consumers shift purchases to lower-priced or other perceived value offerings during economic downturns as a result of various factors, including job losses, inflation, higher taxes, reduced access to credit, change in federal economic policy and recent international trade disputes. In particular, consumers have reduced the amount of plant-based food products that they purchase where there are conventional animal-based protein offerings, which generally have lower retail prices. In addition, consumers may choose to purchase private label products, rather than branded products, because they are generally less expensive. Distributors, retailers and foodservice customers have become more conservative in response to these conditions and have sought to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailer and foodservice customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. Decreases in demand for our products without a corresponding decrease in costs could put downward pressure on margins and may materially adversely impact our financial results and financial position. Prolonged unfavorable economic conditions or uncertainty would be expected to have an adverse effect on our sales and profitability, which could be material, and may result in consumers making long-lasting changes to their discretionary spending behavior on a more permanent basis.

The loss of key personnel, or failure to attract and retain other highly qualified personnel in the future, could harm our business.

Our success depends to a significant degree upon the continued contributions of our senior operating management, including our co-founders, Reza Soltanzadeh, Chief Executive Officer, and Barthelemy Helg, Non-Executive Chairman of the Board. The loss of the services of Mr. Soltanzadeh or Mr. Helg could have a material adverse effect on our business, results of operations, and financial condition. Our success and future growth also will depend on our ability to attract and retain qualified management, manufacturing, technical and sales and marketing personnel. Competition for such personnel in the industry is intense. There can be no assurance that we will be successful in attracting and retaining such personnel.

Our dependence on suppliers may materially adversely affect our operating results and financial position.

We have no long-term contracts with our suppliers. Although we attempt to maintain generally a minimum of two vendors for each required food ingredient, certain raw materials and products used by us in processing our products are currently acquired or available from only one source. We have from time-to-time experienced significant delays in the receipt of certain of these ingredients. For example, we have a preferred provider that we rely on for our pea protein, which is an ingredient in our ramen products. In the event of a disruption with our preferred provider, we would source our pea protein from one of our other providers. A failure by a supplier to deliver quality ingredients on a timely basis, or the inability to develop alternative sources if and as required, could result in delays which could materially adversely affect our operating results and financial position.

Manufacturing and production forecasts are based on multiple assumptions. We must adequately estimate our manufacturing capacity and inventory supply. If we overestimate our demand and overbuilds our capacity or inventory, we may have significantly underutilized assets. Underutilization of our manufacturing facilities can adversely affect our gross margin and other operating results.

We must accurately forecast demand for each of our products and inventory needs in order to ensure we have adequate available manufacturing capacity for each such product and to ensure we are effectively managing our inventory. Our forecasts are based on multiple assumptions which may cause our estimates to be inaccurate and affect our ability to obtain adequate manufacturing capacity and adequate inventory supply in order to meet the demand for our products, which could prevent us from meeting increased customer demand and harm our brand and our business and, in some cases, may result in fines or indemnification obligations we must pay customers or distributors if we are unable to fulfill orders placed by them in a timely manner or at all. If we overestimate our demand and overbuild our capacity or inventory, we may have significantly underutilized assets. Underutilization of our manufacturing facilities can adversely affect our gross margin and other operating results. If demand for our products experiences a prolonged decrease, we may be required to terminate or make penalty-type payments under certain supply chain arrangements, close or idle facilities and write down our long-lived assets or shorten the useful lives of underutilized assets and accelerate depreciation, which would increase expenses.

If demand does not materialize at the rate forecasted, we may not be able to scale back our manufacturing expenses or overhead costs quickly enough to correspond to the lower than expected demand. Approximately 74% of our revenue was derived from three customers. If those customers reduce their purchases or cancel their contracts, we would lose most of our current revenue. This could result in lower margins and adversely impact our business, results of operations, and financial position. Additionally, if product demand decreases or we fail to forecast demand accurately, our results may be adversely impacted due to higher costs resulting from lower manufacturing utilization, causing higher fixed costs per unit produced. Further, we may be required to recognize excess or obsolete inventory write-off charges, or excess capacity charges, which would have a material negative impact on our results of operations and financial position.

We may experience volatility in costs for ingredients and packaging due to conditions that are difficult to predict.

We purchase large quantities of food ingredients. In addition, we purchase and use significant quantities of paper and film to package our products. Costs of food ingredients and packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, consumer demand, and changes in governmental trade and agricultural programs. Volatility in the prices of ingredients and other supplies we purchase could increase our cost of sales and reduce our profitability. Moreover, we may not be able to implement price increases for our products to cover any increased costs, and any price increases we do implement may result in lower sales volumes. If we are not successful in managing our ingredient and packaging costs, if we are unable to increase our prices to cover increased costs or if such price increases reduce our sales volumes, then such increases in costs may materially adversely affect our business, results of operations and financial condition.

Our future success will depend, in part, on our ability to maintain our technological leadership, enhance our current food products, develop new food products that meet changing customer needs and preferences, advertise and market our food products, and influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis.

The market for processing our food products is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and preferences and frequent new product introductions. Our future success will depend, in part, on our ability to maintain our technological leadership, enhance our current food products, develop new food products that meet changing customer needs and preferences, advertise and market our food products, and influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis. There can be no assurance that we will be successful in developing new food products or enhancing our existing food products on a timely basis, or that such new food products or enhancements will achieve market acceptance. In addition, there can be no assurance that food products or technologies developed by others will not render our food products or technology uncompetitive or obsolete.

Our business depends on our use of proprietary technology relying heavily on laws to protect.

Our success and ability to compete is dependent in part upon our technology, although we believe that our success is more dependent upon our development and distribution expertise than our proprietary rights. We rely on a combination of patent, copyright, trademark and trade secret laws, and contractual restrictions to establish and protect our technology. There can be no assurance that the steps taken by us will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

Inadequate technical and legal intellectual property (IP) protections could prevent us from defending or securing our proprietary technology and IP.

Our commercial success depends in part on our ability to protect our intellectual property and proprietary technologies. We rely on a combination of patent protection, where appropriate and available, copyrights, trade secrets and trademark laws, as well as confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our proprietary technology or permit us to gain or keep a competitive advantage. Our intellectual property consists principally of patents, trademarks, and trade secrets.

There can be no assurance about which, if any, patents will issue from these applications, the breadth of any such patents, or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or, if applicable in the future, licensed to us could deprive us of rights necessary for the successful commercialization of products that we may develop. Since patent applications in most countries are confidential for a period of time after filing (in most cases 18 months after the filing of the priority application), we cannot be certain that we were the first to file on the technologies covered in several of the patent applications related to our technologies or products.

Patent law can be highly uncertain and involve complex legal and factual questions for which important principles remain unresolved. In the United States, and in many international jurisdictions, policy regarding the breadth of claims allowed in patents can be inconsistent or unclear. The U.S. Supreme Court and the Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, international courts and governments have made, and will continue to make, changes in how the patent laws in their respective countries are interpreted. We cannot predict future changes in the interpretation of patent laws by judicial bodies or changes to patent laws that might be enacted into law by legislative bodies.

Any cybersecurity-related attack, significant data breach, or disruption of the information technology systems, infrastructure, network, third-party processors, or platforms on which we rely could damage our reputation and materially adversely affect our business, and financial results.

Our operations rely on information technology systems for the use, storage, and transmission of sensitive and confidential information with respect to our customers, our employees, and other third parties. A malicious cybersecurity-related attack, intrusion, or disruption by either an internal or external source or other breach of the systems on which our platform and products operate, and on which our employees conduct business, could lead to unauthorized access to, use of, loss of, or unauthorized disclosure of sensitive and confidential information, disruption of our services, viruses, worms, spyware, or other malware being served from our platform, networks, or systems; and resulting regulatory enforcement actions, litigation, indemnity obligations, and other possible liabilities, as well as negative publicity, which could damage our reputation, impair sales, and harm our business. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing, employee theft, or misuse and denial-of-service attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). Cyberattacks may also gain publishing access to our customers’ accounts on our platform, using that access to publish content without authorization. Despite efforts to create security barriers to such threats, it is not feasible, as a practical matter, for us to entirely mitigate these risks. If our security measures are compromised as a result of third-party action, employee, customer, or user error, malfeasance, stolen, or fraudulently obtained log-in credentials or otherwise, our reputation would be damaged, our data, information or intellectual property, or those of our customers may be destroyed, stolen, or otherwise compromised, our business may be harmed and we could incur significant liability. We have not always been in the past and may be unable to in the future to anticipate or prevent techniques used to obtain unauthorized access to or compromise of our systems because they change frequently and are generally not detected until after an incident has occurred. We cannot be certain that it will be able to prevent vulnerabilities in our software or address vulnerabilities that we may become aware of in the future. In the past, we have experienced a cybersecurity-related incident. While it is believed that no information of ours or our customers was compromised as a result of the incident, we cannot be certain that will be the case in the future.

Further, as we rely on third-party cloud infrastructure, we depend in part on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of data and information. If these third parties fail to adhere to adequate data security procedures, or in the event of a breach of their networks, our own, and our customers’ data may be improperly accessed, used, or disclosed. Any cybersecurity event, including any vulnerability in our software, cyberattack, intrusion, or disruption or any failure or breach unrelated to our own action or inaction, could result in significant increases in costs, including costs for remediating the effects of such an event; lost revenue due to network downtime, a decrease in customer and user trust; increases in insurance premiums due to cybersecurity incidents; increased exposure to a risk of litigation and possible liability; increased costs to address cybersecurity issues and attempts to prevent future incidents; and harm to our business, or financial results, and our reputation because of any such incident.

Our existing general liability insurance coverage and coverage for cyber liability or errors or omissions may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims and our insurer may deny coverage with respect to future claims. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would harm our business. Many governments have enacted laws requiring companies to provide notice of data security incidents involving certain types of personal data.

We are subject to government regulation and industry policy risks that may change and cause us to no longer comply.

Our operations are subject to extensive regulation by the U.S. Food and Drug Administration, the U.S. Department of Agriculture and other national, state, and local authorities. Specifically, we are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, and safety of food. Under this program the FDA regulates manufacturing practices for foods through its current good manufacturing practices (“cGMPs”) regulations and specifies the recipes for certain foods. Our processing facilities and products are subject to periodic inspection by federal, state, and local authorities. We seek to comply with applicable regulations through a combination of employing internal personnel to ensure quality-assurance compliance (for example, assuring that food packages contain only ingredients as specified on the package labeling) and contracting with third-party laboratories that conduct analyses of products for the nutritional-labeling requirements.

Our failure to comply with applicable laws and regulations or maintain permits and licenses relating to our operations could subject us to civil remedies, including fines, injunctions, recalls, or seizures, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material adverse effect on our results of operations and financial condition.

We may be subject to changes in laws or regulations that can change on any given day.

The manufacture and marketing of food products is highly regulated. We are subject to a variety of laws and regulations, which apply to many aspects of our business, including the sourcing of raw materials, manufacturing, packaging, labeling, distribution, advertising, sale, quality, and safety of our products. Laws and regulations are subject to change or to the adoption of new laws and regulations. Since the food industry is rapidly changing due to technological and other developments, there is a material likelihood that the laws and regulations applicable to us and our business will change or be newly adopted, particularly since we expect to be a developer or early adopter of technological and other developments in the food industry.

For example, the FDA and the U.S. Department of Agriculture, other state regulators in the United States, and other similar international regulatory authorities could take action to further impact our ability to use or refer to certain terms to describe or advertise our products. In addition, a food may be deemed misbranded if our labeling is false or misleading in any particular way, and the FDA, CFIA, EU member state authorities or other regulators could interpret the use of a term to describe our plant-based products as false or misleading or likely to create an erroneous impression regarding their composition.

Should regulatory authorities take action with respect to the use of a specific term, such that we are unable to use those terms with respect to our plant-based products, we could be subject to enforcement action or could be required to recall our products marketed using these terms. Thus, we may be required to modify our marketing strategy, and our business, financial condition, and results of operations could be adversely affected.

Changes in or the adoption of laws and regulations could have a material effect on us, our business, results of operations and financial condition.

We are subject to multinational requirements beyond our control.

A key component of our strategy is our planned expansion into international markets. There can be no assurance as to our ability to obtain the capital we require to finance our expansion into these markets. In addition, there can be no assurance as to our ability to obtain the permits and operating licenses required for us to operate or to hire and train employees or market, sell, and deliver high quality food products in these markets. In addition to the uncertainty as to our ability to expand our international presence, there are certain risks inherent to doing business on an international level, such as unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences, which could adversely impact the success of, our international operations. There can be no assurance that such factors will not have a material adverse effect on our future international operations and, consequently, on our business, results of operations and financial condition.

Shareholders may experience dilution of their ownership interests if we issue additional capital stock or make investments.

We expect to issue additional capital stock in connection with potential future financings, acquisitions, investments, our stock incentive plans, or otherwise. Such issuances will result in dilution to all other shareholders. We expect to grant equity awards to employees, directors, and consultants under our stock incentive plans. We also may raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause shareholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

Item 1.B. Unresolved Staff Comments.

None.

Item 1.C. Cybersecurity.

Omitted.

Item 2. Properties.

Our manufacturing facility is located in Saluda, South Carolina, operated by PGF. The facility is BRC AA+ rated food-grade facility certified. Currently, there are four fully automated cup and pillow production lines with advanced high-speed packaging machinery. There is the capacity to host six instant noodle production lines capable of producing 600 million meals per year. We believe our current facility is adequate to meet ongoing demand and is capable of hosting additional production lines to support our future ramp-up. In addition, we are in the process of obtaining permits to convert to solar power in hopes of becoming Scope two carbon neutral.

Our principal office is located at 1540 Cornwall Rd., Suite 104, Oakville, Ontario L6J7W5, Canada.

Item 3. Legal Proceedings.

In the ordinary course of business, we are involved in various pending and threatened litigation matters. In the future, we may be subject to additional legal proceedings, the scope and severity of which is unknown and could adversely affect our business. In addition, from time to time, we may receive letters or other forms of communication asserting claims against us.

Item 4. Mine Safety Disclosures.

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our Common Shares began trading on the Nasdaq under the symbol “BRLS” on February 8, 2024. Our Warrants began trading on the Nasdaq under the symbol “BRLSW” on the same day.

Holders

As of March 22, 2024, there were 79 holders of record of our Common Shares and four holders of record of our Warrants.

Dividend Policy

We have no current plans to pay dividends on our Common Shares. Holders of our Common Shares do not have any right to receive dividends, or to receive a distribution upon a liquidation, dissolution, or winding up of Borealis Foods Inc., with respect to their Common Shares. The declaration, amount, and payment of any future dividends on our Common Shares is at the sole discretion of our Board, and we may reduce or discontinue entirely the payment of such dividends at any time. Our Board may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our Board may deem relevant.

Any financing arrangements that we enter into in the future may include restrictive covenants that limit our ability to pay dividends.

Since our formation in 2019, we have not paid any dividends to holders of our outstanding common shares.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2023, we did not have any equity compensation plans and, further, we did not have any securities authorized for issuance under equity compensation plans. On February 7, 2024, in connection with the Transaction, Oxus’ and Borealis’ shareholders approved the Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan initially makes available a maximum number of 1,125,869 Common Shares. The aggregate number of Common Shares that is (i) issued to an officer, director, 10% stockholder and anyone who possesses material non-public information because of his or her relationship with the company or with an officer, director or principal stockholder of the company (“Insiders”) under the Incentive Plan or any other proposed or established share compensation arrangement within any one-year period will not exceed 10% of the total issued and outstanding Common Shares subject to the Incentive Plan from time to time and (ii) issuable to a non-employee director under the Incentive Plan during any fiscal year of we may not have a “fair value” as of the date of grant, as determined in accordance with ASC Topic 718 (or any other applicable accounting guidance), that exceeds $300,000 in the aggregate.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited financial statements and the notes thereto included in Part II, Item 8 of this Annual Report.

Unless otherwise indicated, references to the “Company,” “our,” “us” or “we” in this Item 7 refer to Oxus Acquisition Corp., or Oxus, before the consummation of the Transaction. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Oxus Capital Pte. Ltd. The term “New Borealis” refers to Borealis Foods Inc. after the consummation of the Business Combination.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated in the Cayman Islands on February 3, 2021 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (a “Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of our IPO and the sale of the private warrants (the “Private Warrants”), our shares, debt or a combination of cash, equity, and debt.

The Business Combination Agreement

On February 23, 2023, we entered into a Business Combination Agreement with Newco and Legacy Borealis. The Business Combination Agreement was unanimously approved by Oxus’ and Legacy Borealis’ respective board of directors. Pursuant to the Business Combination Agreement, among other things: (a) Oxus will domesticate and continue as a corporation existing under the laws of the Province of Ontario, Canada (the “Continuance” and, New Oxus); (b) on the closing date, Newco and Legacy Borealis will amalgamate in accordance with the terms of the Legacy Borealis Amalgamation, with Amalco surviving the Legacy Borealis Amalgamation as a wholly-owned subsidiary of New Oxus; and (c) on the closing date, immediately following the Borealis Amalgamation, Amalco and New Oxus will amalgamate in accordance with the terms of the Borealis Amalgamation, with Borealis Foods surviving the Borealis Amalgamation. Borealis Foods will continue under the name “Borealis Foods Inc.”. For a more detailed discussion of the Business Combination Agreement, the Transaction, and the ancillary agreements, see the Current Report on Form 8-K filed with the SEC on March 1, 2023.

Extension

At the extraordinary general meeting held on March 2, 2023 (the “Extraordinary General Meeting”), our shareholders approved (1) a special resolution (the “Extension Proposal”) to amend our Amended and Restated Memorandum and Articles of Association, as amended (the “Oxus Charter”) to extend the date that we have to consummate a business combination from March 8, 2023 to December 8, 2023, or such earlier date as determined by our board of directors (and (2) a special resolution (the “Founder Share Amendment Proposal”) to amend the Oxus Charter to provide for the right of a holder of the Class B ordinary shares to convert into the Class A ordinary shares on a one-for-one basis prior to the closing of a business combination at the election of such holder. On December 5, 2023, in connection with the Second Extraordinary General Meeting, the Company filed the Oxus Charter Amendment to extend the date by which the Company must consummate its initial business combination from December 8, 2023 to June 8, 2024, or such earlier date as determined by the Company’s board of directors (the “Extended Date”). In connection with the votes to approve the Extension Proposal and the Founder Share Amendment Proposal, the holders of 15,300,532 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $159.34 million, leaving approximately $20.3 million in the Trust Account. On December 5, 2023, at the Second Extraordinary General Meeting, the holders of 9,837 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.20 per share, for an aggregate redemption amount of approximately $0.11 million, leaving approximately $21.73 million in the Trust Account. As of December 31, 2023, the Company had $21.92 million of marketable securities held in the Trust Account (including a deposit in transit of $0.05 million).

On the Closing Date, Borealis, the Company, and Newco, consummated the Transaction, following the approval at an extraordinary general meeting of the shareholders of Oxus held on February 2, 2024.

Conversion of Class B Ordinary Shares

On April 5, 2023, in accordance with the provisions of the Oxus Charter, our Sponsor exercised its right to convert 1,500,000 shares of Class B ordinary shares, par value $0.0001 per share, of the Company into 1,500,000 shares of Class A ordinary shares, par value $0.0001 per share, of the Company on a one-for-one basis.

As of December 31, 2023, following conversion, there were 6,552,131 ordinary shares of the Company issued and outstanding, consisting of 3,739,631 Class A ordinary shares (of which 1,939,631 shares are redeemable) and 2,812,500 Class B ordinary shares.

Results of Operations

We have neither engaged in any operations nor generated any revenues through the balance sheet date. Our only activities from February 3, 2021 (inception) through December 31, 2023, were related to the Company’s formation and the Initial Public Offering, and since the offering, identifying and evaluating prospective acquisition targets for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income or dividend income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had a net loss of $2.94 million, which consisted of dividend income of $2.20 million, interest income of $5,159, foreign exchange loss of $17,334 and operating expenses of $5.13 million.

For the year ended December 31, 2022, we had a net loss of $0.30 million, which consisted of dividend income of $2.58 million, interest income of $4,010, foreign exchange gains of $1,073 and operating expenses of $2.89 million.

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

On August 10, 2023, Legacy Borealis entered into a $25,000,000 financing agreement with a maturity date in July 2026. Under this agreement, Borealis Foods (as successor-in-interest to Legacy Borealis) has a $15,000,000 term facility which was used to pay off amounts outstanding under, and to terminate, a then existing line of credit. In addition to the term facility, Legacy Borealis entered into a $10,000,000 revolving line of credit. The term facility and the revolving line of credit are secured by liens on substantially all of the assets of Borealis Foods (as successor-in-interest to Legacy Borealis) and its subsidiaries. Interest is payable under the term facility and the revolving line of credit at the annual rate of Prime + 4.75 % and Prime + 4.5%, respectively. As of March 31, 2024, $15 million principal amount was outstanding under the term facility and no principal amount was outstanding under the revolving line of credit.

In February 2024, the Company completed its Business Combination, resulting in approximately $50.3 million of convertible debt converting into equity. At the completion of the Business Combination, the Company had marketable securities in the Trust Account of $0.6 million. The reduction in Trust Account holdings resulted principally from shareholder redemptions. The Company expects lower operating expenses in 2024 with the completion of the merger.

For the year ended December 31, 2023, cash used in operating activities was $2.34 million. Net loss of $2.94 million which consisted of the dividend received of $2.20 million and foreign exchange loss of $17,334. Changes in operating assets and liabilities provided $2.79 million of total cash for operating activities.

For the year ended December 31, 2022, cash used in operating activities was $2.11 million. Net loss of $0.30 million which consisted of the dividend received of $2.58 million and foreign exchange gain of $1,073. Changes in operating assets and liabilities provided $0.78 million of total cash for operating activities.

As of December 31, 2023, and December 31, 2022, we had marketable securities held in the Trust Account of $21.92 million (including a deposit in transit of $0.05 million) and $178.53 million, respectively. The reduction in Trust Account holdings resulted principally from shareholder redemptions.

Based on its present business plan and taking into account Borealis Foods’ working capital and cash anticipated to be generated through operations, Borealis Foods will require additional capital to fund its anticipated funding needs through March 31, 2025. The amount of additional capital required to fund Borealis Foods through March 31, 2025 has been reduced as a result of a change in Borealis Foods’ business plan that reduced the need for additional capital expenditures relating to the expansion of its production lines beyond the current four production lines. In addition, Borealis Foods continues to seek additional financing. There can be no assurance that such additional financing will be available to Borealis Foods on terms acceptable to Borealis Foods or at all. In the event Borealis Foods’ additional financing efforts are not successful, Borealis Foods may seek to pursue alternatives which may include, among other things, scaling down research and development, business develop investments, and global distribution expansion until such time that new capital has been secured..

Off-Balance Sheet Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

We have engaged the Underwriters as advisors in connection with our Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the Underwriters a cash fee for such services upon the consummation of a Business Combination of $5.2 million that equals to 3.0% of the gross proceeds of Initial Public Offering (exclusive of any applicable finders’ fees which might become payable).

Critical Accounting Estimates

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and December 31, 2022, 1,939,631 and 17,250,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company is currently evaluating the timing and impacts of adoption of this ASU.

In June 2016, the FASB issued ASU 2016-12, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company adopted the provisions of this guidance with effect from January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7.A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report.

Item 9. Changed in and Disagreements with Accountants on Accounting and Financial Disclosure.

On February 7, 2024, we approved the appointment of Berkowitz Pollack Brant, Advisors + CPAs (“BPB”) as our independent registered public accounting firm to audit our consolidated financial statements for the year ended December 31, 2024. BPB served as the independent registered public accounting firm of Legacy Borealis prior to the Transaction. Accordingly, Marcum LLP (“Marcum”), Oxus’ independent registered public accounting firm prior to the Transaction, was informed on February 7, 2024 that it will be dismissed as our independent registered public accounting firm, effective immediately upon the filing of this Annual Report for Oxus, pre-business combination SPAC.

The report of Marcum on Oxus’ balance sheet as of December 31, 2023 and December 31, 2022 and the related statements of operations, changes in shareholders’ (deficit) equity and cash flows for the year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainties, audit scope, or accounting principles, except for an explanatory paragraph in such report regarding the substantial doubt about Oxus’ ability to continue as a going concern.

During the period from February 3, 2021 (inception) through December 31, 2023 and the subsequent interim period through the date of Marcum’s dismissal, there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K under the Exchange Act) between Oxus and Marcum on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused it to make reference to the subject matter of the disagreements in its reports on Oxus’ financial statements for such periods.

During the period from February 3, 2021 (inception) through December 31, 2023 and the subsequent interim period through the date of Marcum’s dismissal, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act), except that for the quarters ended September 30, 2021, December 31, 2021, March 31, 2022, June 30, 2022, September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023, based upon an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer of Oxus concluded that its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to its accounting for complex financial instruments and prepaid expenses, as well as the chief executive officer having administrative access to the Company’s financial reporting system. Based on the foregoing, it was determined that Oxus had material weaknesses as of December 31, 2023 relating to its internal controls over financial reporting.

During the period from February 3, 2021 (inception) through December 31, 2023 and the subsequent interim period through the date of Marcum’s dismissal, we did not consult with BPB regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the financial statements of Oxus or us, and no written report or oral advice was provided that BPB concluded was an important factor considered by us in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K under the Exchange Act) or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act).

Item 9.A. Controls and Procedures.

Limitations on effectiveness of controls and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Annual Report, the effectiveness of Oxus’ disclosure controls and procedures (as defined in Rules 13a-15e and 15d-15e under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Oxus’ disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s annual report on internal control over financial reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Oxus’ internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Oxus’ internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to its accounting for complex financial instruments and the Company has not evidenced review of the Oxus’ financial statements, which includes the review of journal entries, balance sheet reconciliations, prepaid expenses, as well as the chief executive officer having administrative access to the Oxus financial reporting system.

Attestation report of the registered public accounting firm

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B. Other Information.

None.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table sets forth, as of March 22, 2024, the name, age, and position of each of our executive officers and directors.

Name	Age	Position/Title
Executive Officers:
Reza Soltanzadeh	51	Director and Chief Executive Officer
Pouneh Rahimi	56	Chief Legal Officer
Stephen Wegrzyn	59	Chief Financial Officer
Matt Talle	62	Chief Strategy Officer
Henry Wong	57	Chief Marketing Officer
Directors:
Ertharin Cousin	66	Director
Barthelemy Helg	58	Non-executive Chairman and Director
Shukhrat Ibragimov	38	Director
Kanat Mynzhanov(1)(2)(3)	40	Director
Steven Oyer(1)(2)(3)	68	Director
Shiv Vikram Khemka(1)(2)(3)	61	Director

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the nominating and corporate governance committee

Reza Soltanzadeh, M.D. is a co-founder and has served as our Chief Executive Officer and a member of our board of directors since July 2019. Prior to our founding, Dr. Soltanzadeh served as the Chief Executive Officer of IIIC Investment Group, an emerging markets multibillion-dollar food-focused buyout firm, from February 2003 to May 2016. Dr. Soltanzadeh has continued to serve as a founder and partner of Z Ventures, Inc., an early-stage green technology investment company, since its founding in March 2008. Dr. Soltanzadeh obtained his M.D. from the University of Manipal, India. Dr. Soltanzadeh is qualified to serve on our Board due to his business and technical expertise, along with his strategic insight into our business as our current Chief Executive Officer.

Barthelemy Helg is a co-founder and has served as the Chairman of our board of directors since July 2019. Mr. Helg has served as Chairman of Dara Capital AG, a FINRA and SEC registered investment advisory and wealth management company since March 2015. Mr. Helg currently serves as a Director of AB2 Bio Ltd, a biotech company he co-founded focused on treatment of rare autoimmune diseases since July 2010. Mr. Helg served as Managing Partner of Lombard Odier & Co, where he was a member of the Finance Risk and Credit committees, from April 2000 to December 2006. Prior to that, he was Vice President for Mergers and Acquisitions of Nestle S.A. from January 1998 to March 2000. Mr. Helg began his carrier as an investment banker at Goldman Sachs. Mr. Helg obtained his M.L. from the University of Geneva, Switzerland, his L.L.M. from New York University and an MBA from Harvard Business School. He is also admitted to the New York Bar. Mr. Helg is qualified to serve on our Board due to his extensive experience working with entrepreneurial companies and his experience in the food industry.

Pouneh Rahimi has served as our Chief Legal Officer since July 2019. Ms. Rahimi also serves as legal counsel at Rahimi Law Office, a position she has held since September 2003. In this role, Ms. Rahimi serves as part-time general counsel to select technology companies, addressing their day-to-day legal matters arising in connection with ongoing operations including negotiation of strategic contracts and technology licensing. Ms. Rahimi has over 25 years of experience working with companies in the high-tech industry both as a lawyer and trusted business advisor. Ms. Rahimi’s practice has focused on general corporate and business matters including corporate governance and compliance, intellectual property development and licensing, trademarks (in the U.S. and Canada), and private debt and equity financing. Earlier in her career, Ms. Rahimi served as a general counsel to MRO Software, Inc. formally a publicly traded company on Nasdaq, as well as a corporate associate at Nixon Peabody LLP. Ms. Rahimi obtained her J.D. from the New England School of Law and her B.A. from McGill University. Ms. Rahimi is licensed to practice law in New York, Massachusetts, and Ontario.

Steve Wegrzyn has served as our Chief Financial Officer since July 2020. Prior to joining us, Mr. Wegrzyn served as the Interim Chief Financial Officer and Integration Specialist for Shed Financial Services, a financial services company, from January 2019 to July 2020. Prior to Shed Financial Services, Mr. Wegrzyn served as Chief Financial Officer for Diesel Laptops, an automotive software company, from January 2018 to November 2018. Mr. Wegrzyn held several interim CFO consulting positions from January 2015 to March 2018 in various industries including computer manufacturing, chemical manufacturing, waste transportation, trucking, and food manufacturing. Mr. Wegrzyn began his career as an accountant at Ernst and Young. Mr. Wegrzyn obtained his B.S. in Accounting and Finance from the Darla Moore School of Business of the University of South Carolina.

Matt Talle has served as Chief Strategy Officer of Palmetto Food Group (a subsidiary of ours) since January 2020. Prior to joining Palmetto Food Group, Mr. Talle held multiple leadership roles with increasing responsibility at Nissin Foods U.S. where he worked for 30 years. During his tenure at Nissin Foods, Mr. Talle served as Vice President of Business Development from June 2015 to December 2019, as Executive Vice President, Board of Director from March 2010 to June 2015, and from March 2008 to June 2010, Mr. Talle served as of Vice President of sales and Marketing. Mr. Talle obtained his B.S., Ag-Business from California Polytechnic University.

Henry Wong has served as Chief Marketing Officer of Palmetto Food Group (a subsidiary of ours) since 2021. Mr. Wong has also served as President and Creative Strategist of Vyoo Brand + Content, a branding and marketing agency, since September 2016. His past experience also includes being Sr. VP of Global Ad Agency Saatchi & Saatchi as well as marketing for such food brands as Maple Leaf Foods, P&G, and Hormel Foods. Mr. Wong holds bachelor degrees from Toronto Metropolitan University and the University of Toronto in Media Studies and Film.

Ertharin Cousin became a director of ours on February 7, 2024 pursuant to the terms of the Plan of Arrangement. Since September 2019, Ms. Cousin has served as Founder, President and Chief Executive Officer of Food Systems For The Future Institute, a non-profit organization to catalyze, enable and scale market-driven agtech, foodtech, and food innovations, and also as Visiting Scholar, Spogli Institute for the Study of International Relations, Center for Food and Environment at Stanford University. She has served as Distinguished Fellow of The Chicago Council on Global Affairs, a global affairs think tank, since June 2017. Ms. Cousin previously served at Stanford University as Payne Distinguished Lecturer and Visiting Fellow, Spogli Institute for the Study of International Relations, Center for Food and Environment from September 2017 to June 2019. From April 2012 to April 2017, Ms. Cousin served as Executive Director of the United Nations World Food Programme, the food-assistance branch of the United Nations, and she served as Ambassador and Permanent Representative to the United Nations Food and Agriculture Agencies on behalf of the U.S. Department of State from August 2009 to April 2012. Ms. Cousin previously served in a variety of executive roles between 1987 and 2009, including Founding President and Chief Executive Officer of The Polk Street Group, a management services company; Executive Vice President and Chief Operating Officer of America’s Second Harvest; Senior Vice President, Public Affairs for Albertsons Companies; White House Liaison and Special Advisor to the Secretary for the 2016 Olympics for the U.S. Department of State; and Assistant Attorney General for The State of Illinois. Ms. Cousin currently serves a member of the Supervisory Board of Bayer AG and the Board of Directors of Mondelez International, Inc. Ms. Cousin earned a B.A. at the University of Illinois at Chicago and received her J.D. from the University of Georgia School of Law.

Shukhrat Ibragimov became a director of ours on February 7, 2024 pursuant to the terms of the Plan of Arrangement. Mr. Ibragimov serves as member of the Board of Directors of Eurasian Resources Group (ERG), a leading natural resources (ferrochrome, iron, aluminum) company with the integrated mining, processing, energy, logistics and marketing operations based mainly in Kazakhstan and operating globally (extraction and processing of metals), since March 2021. Prior to his appointment to the Board of Directors of ERG, Mr. Ibragimov served as ERG’s Head of Business Development since 2015. Mr. Ibragimov currently also serves as member of the Boards of Directors of Eurasia Insurance Company JSC, Eurasian Financial Company JSC, Eurasian Bank JSC. In 2020, Mr. Ibragimov founded Eurasian Space Ventures LLP (ESV) based in Kazakhstan, venture fund investing in startups in aerospace industry. Through ESV, Mr. Ibragimov controls BITEEU, a cryptocurrency exchange operating globally. Mr. Ibragimov also is a co-founder of SPRK Music, a music platform that helps musicians to be discovered via a dedicated platform. Mr. Ibragimov graduated from the European Business School London with bachelor degree and the Beijing Language and Culture University with masters’ degree.

Kanat Mynzhanov became a director of ours on February 7, 2024 pursuant to the terms of the Plan of Arrangement. Mr. Mynzhanov has served as Oxus’ Chief Executive Officer and director since Oxus’ inception in February 2021. Mr. Mynzhanov led and co-founded a hedge fund, Bellprescot Prime Fund, and asset management firm Bellprescot Asset Management in September 2016. He served as the director of the investment advisory firm, Bellprescot Ltd. from September 2016 until April 2021. He served as the chief investment officer of Bellprescot Asset Management from September 2016 to June 2020. The hedge fund’s primary focus of investments was technology driven public companies with leading and disruptive products and service, including internet of things and cloud, autonomous driving, artificial intelligence, machine learning, semiconductors, cybersecurity and robotics. Since 2018, Mr. Mynzhanov advised on several private equities deals in fintech (payments, remittances and alternative financing), mobility (including EV battery metals and EV battery technology) and structured products, including tokenization and syndicated co-lending. Prior to founding the hedge fund, Mr. Mynzhanov served as the head of investments at Kazatomprom-Damu, an investment subsidiary of NAC Kazatomprom JSC, where he led and mentored a team of highly skilled investment managers responsible for mergers and acquisitions, joint ventures and business development across metals & mining, rare metals and alternative energy industries. Mr. Mynzhanov joined NAC Kazatomprom JSC in 2014 as an investment manager and during his time, he oversaw numerous projects and established strong connections with some of the largest global firms in the industry. From March 2011 to March 2014, Mr. Mynzhanov consulted and led the business development of a tungsten concentrate producer in CIS region. From November 2008 to March 2011, Mr. Mynzhanov led and participated in operational, commercial and investment management of oil tankers firm in London. Over the years, Mr. Mynzhanov consulted for various firms, including those in the metals and mining sector, on raising capital through initial public offerings, as well as restructuring and various business developments. Mr. Mynzhanov holds a Master of Science from University of Westminster.

Steven Oyer became a director of ours on February 7, 2024 pursuant to the terms of the Plan of Arrangement. Mr. Oyer is a seasoned finance executive with over 40 years of business and investment experience. Since January 2023, Mr. Oyer served as the Managing Partner of Sustainable Finance Partnerships (SFP) where he advises companies in capital transactions and business development. Prior to that, Mr. Oyer served as Chief Executive Officer of i(x) Net Zero, a publicly traded holding company focused on energy transition and sustainability. From September 2015 to February 2018, Mr. Oyer served as Senior Vice President at Lazard Asset Management where he led their Global Family Office Advisory Group. Mr. Oyer’s experience includes a senior position at the Private Funds Group of Brookfield Asset Management focused on Real Assets and Renewable Investments. Additionally, Mr. Oyer served as interim Chief Executive Officer and led the restructuring of Saflink Corporation, a NASDAQ listed biometric software company. Mr. Oyer served as a board member and audit chair of Salton, Inc., a designer, marketer, manufacturer, and distributor of a broad range of branded small appliances. Mr. Oyer was the founder of Quake Capital, an accelerator that fosters early-stage ventures led by student and faculty entrepreneurs from university ecosystems and still serves in an advisory capacity. Mr. Oyer is currently a board member of The Truth Initiative, a nonprofit public health organization committed to tobacco use prevention and nicotine addiction. He also has served as a member of the investment committee for the Florida Atlantic University’s Foundation. Mr. Oyer attended the University of Massachusetts.

Shiv Vikram Khemka became a director of ours on February 7, 2024 pursuant to the terms of the Plan of Arrangement. Mr. Khemka has served as one of Oxus’ independent directors commencing since September 2021. Mr. Khemka is a vice-chairman of SUN Group, a 120-year-old family enterprise comprised of both operating and investment companies. He has served as a vice-chairman of SUN Group since 1990. SUN Group is active in asset management, natural resources, green infrastructure and high technology. SUN has partnered to establish SUN Mobility, an energy tech company focused on becoming a leader in EV energy. SUN is also a significant investor in a leading EV solid state battery manufacturer. The group has been active in various regions around the world, including India, the Middle East, Central and South-East Asia. Mr. Khemka is the chairman of the Entrepreneurship Sports Generation, also executive chairman of the Global Education and Leadership Foundation. He is currently a member of the board of governors at Junior Achievement Worldwide and is a member of the Leadership Council at the Brooking Centre for Universal Education. The World Economic Forum elected Mr. Khemka a “Global Leader for Tomorrow” and he was also a member of the organization’s Global Agenda Council on Education. He has served on both the Brown University and Yale University’s President’s Councils. Mr. Khemka has also served as a board member on the Stanford Philanthropy and Civic Society (PACS) centre. He is currently a founding member of V20, a global community of values experts and practitioners that engage with G20, and is the chairman of Aikido Aikikai Foundation of India. He was awarded the Dr. Jean Mayer Global Citizenship Award from Tufts University, the Outstanding Contribution to Education Prize and the India Alumni Award from the Wharton School of Business. Mr. Khemka studied at Eton College, earned a BA in economics from Brown (1985), an MBA/MA with distinction from the Wharton School of Business and the Lauder Institute at the University of Pennsylvania (1990).

Corporate Governance

Audit Committee

We have a separately designated standing audit committee that consists of Shiv Vikram Khemka, Kanat Mynzhanov, and Steven Oyer, with Mr. Oyer serving as our Chairman. All members of our audit committee meet the requirements for financial literacy under the applicable Nasdaq rules and regulations. Our board has determined that each member of our audit committee qualifies as “independent” under Nasdaq’s additional standards applicable to audit committee members and Rule 10A-3 of the Exchange Act applicable to audit committee members. In addition, our Board has determined that Steven Oyer qualifies as an “audit committee financial expert,” as defined in applicable SEC rules and has accounting or related financial management expertise.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics that applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is available on our website, www.investors.borealisfoods.com/overview/default.aspx, under the “Governance” section.

We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Business Conduct and Ethics on our website rather than by filing a Current Report on Form 8-K.

Compensation Committee Interlocks and Insider Participation

During 2023, our compensation committee was comprised of former directors of Oxus. No member of the compensation committee was at any time during fiscal year 2023, or at any other time, one of our officers or employees. None of our executive officers has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a director of our Board or member of our compensation committee.

Item 11. Executive Compensation.

Executive and Director Compensation of Oxus

Prior to the Consummation of the Transaction

As of December 31, 2023, Oxus had two executive officers, Kanat Mynzhanov (Chief Executive Officer and Director) and Askar Mametov (Chief Financial Officer). Upon the consummation of the Transaction, and in accordance with the terms of the Business Combination Agreement, each of the Oxus executive officers ceased serving in such capacities.

Executive and Director Compensation of Borealis Foods

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2023, our “named executive officers” and their positions were as follows:

●	Reza Soltanzadeh, Director and Chief Executive Officer;

●	Pouneh Rahimi, Chief Legal Officer;

●	Stephen Wegrzyn, Chief Financial Officer;

●	Henry Wong, Chief Marketing Officer; and

●	Matt Talle, Chief Strategy Officer.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs.

Summary Compensation Table

The following table sets forth information concerning the compensation of our names executive officers for the years ended December 31, 2023 and December 31, 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Reza Soltanzadeh	2023	—	—	—	—	—
President and Chief Executive Officer(1)	2022	—	—	—	—	—
Matt Talle	2023	250,000	—	—	—	250,000
Chief Strategy Officer	2022	250,000	—	—	—	250,000
Steve Wegrzyn	2023	165,000	—	—	—	165,000
Chief Financial Officer(2)	2022	165,000	—	300,00	—	465,000

(1)	Mr. Soltanzadeh did not receive any compensation for his service rendered to us in 2022 or 2023.

(2)	Mr. Wegrzyn was awarded 300,000 shares with an option exercise price of $0.60.

Narrative Disclosure to the Summary Compensation Table

Certain of the compensation paid to our named executive officers (“NEOs”) reflected in the Summary Compensation Table was provided pursuant to plans and programs which are summarized below. Mr. Soltanzadeh, Mr. Talle, and Mr. Wegrzyn were not party to an employment agreement during 2023 or 2022. For a discussion of benefits, please see below.

Elements of Compensation

In 2023, our compensation program consisted primarily of the following elements: base salary, long-term incentives, and benefit and perquisite programs.

2023 Base Salary

Historically, we have provided base salary as a fixed source of compensation for our executive officers. Base salaries for NEOs are established based on the scope of their responsibilities, competencies, and their prior relevant experience, taking into account compensation paid in the market for similar positions and the market demand for such NEO’s total compensation package. Base salaries are reviewed annually and increased for merit reasons based on the executive’s success in meeting or exceeding individual objectives. Additionally, base salaries can be adjusted as warranted throughout the year to reflect promotions or other changes in the scope of breadth of an executive’s role or responsibilities, as well as to maintain market competitiveness.

Long Term Equity Compensation Plans

The Incentive Plan was previously approved by Oxus’ and Borealis’ board of directors and shareholders on February 2, 2024, and subsequently approved and ratified by our Board upon the Closing of the Transaction. The Incentive Plan became effective immediately upon the consummation of the Transaction. The Incentive Plan initially makes available a maximum number of 1,125,869 Common Shares. The aggregate number of Common Shares that is (i) issued to an officer, director, 10% stockholder and anyone who possesses material non-public information because of his or her relationship with the company or with an officer, director or principal stockholder of the company (“Insiders”) under the Incentive Plan or any other proposed or established share compensation arrangement within any one-year period will not exceed 10% of the total issued and outstanding Common Shares subject to the Incentive Plan from time to time and (ii) issuable to a non-employee director under the Incentive Plan during any of our fiscal years may not have a “fair value” as of the date of grant, as determined in accordance with ASC Topic 718 (or any other applicable accounting guidance), that exceeds $300,000 in the aggregate.

Health and Welfare Plans

Our named executive officers are eligible to participate in the employee benefit plans that we offer to our employees generally, including medical, life and accidental death and dismemberment, and short- and long-term disability benefits in Canada and the United States, and basic and extended health care, dental, counseling services, disability, life and accidental death and dismemberment insurance and survivor benefits in Canada.

Clawback Policy

We have adopted a compensation recovery policy (the Company’s Clawback Policy), which was effective March 27,2024, that is compliant with the Nasdaq Listing Rules, as required by the Dodd-Frank Act.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards held by each of our named executive officers as of December 31, 2023, which were granted under our Stock Plan. The numbers in the following table have not been adjusted to reflect any adjustment in contemplation of the Transaction.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Matt Talle, Chief Strategy Officer(1)(2)	—	1,225,000	(5)	$0.60	January 10, 2033
Steve Wegrzyn, Chief Financial Officer(3)(4)	—	500,000	(5)	$0.60	January 10, 2032

(1)	Mr. Talle’s stock options are subject to a five-year vesting schedule, with 100% of the options vesting on January 10, 2027, subject to Mr. Talle’s continuous service through each vesting date.

(2)	In the event of a change of control event, the optioned shares will automatically vest in full, immediately prior to the occurrence of the change of control event.

(3)	Mr. Wegrzyn’s stock options are subject to a five-year vesting schedule, with 100% of the options vesting on January 10, 2027, subject to Mr. Wegrzyn’s continuous service through each vesting date.

(4)	In the event of a change of control event, the optioned shares will automatically vest in full, immediately prior to the occurrence of the change of control event.

(5)	The equity award was granted in 2022.

Director Compensation

No non-employee directors received any cash or equity compensation for services rendered to us during the year ended December 31, 2023.

	Option Awards ($)	Total ($)
Barthelemy Helg(1)	—	—

(1)	Mr. Helg was not compensated for his services rendered to us in 2023.

We determine the annual compensation to be paid to the members of our Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth beneficial ownership of our common stock as of March 22, 2024 by:

●	each person who is the beneficial owner of more than 5% of the issued and outstanding Common Shares; and

●	each of our named executive officers and directors.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of March 22, 2024.

Our beneficial ownership is based on 21,378,890 Common Shares issued and outstanding as of March 22, 2024.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all Common Shares beneficially owned by them. To our knowledge, no Common Shares beneficially owned by any executive officer or director have been pledged as security.

The following table illustrates varying beneficial ownership levels in Borealis Foods with the percentage of outstanding shares based on Common Shares as of March 22, 2024:

Name and Address of Beneficial Owner	Number of shares	% of Total Voting Power
Directors and Named Executive Officers of New Borealis(1)
Reza Soltanzadeh(2)	3,660,452	17.121%
Barthelemy Helg(3)	3,205,556	14.994%
Stephen Wegrzyn(4)	33,046	*
Pouneh Rahimi(5)	192,368	*
Matt Talle(6)	214,665	*
Henry Wong(7)	14,334	*
Kanat Mynzhanov(8)	200,000	*
Shiv Vikram Khemka(9)	50,000	*
Shukhrat Ibragimov(10)	3,224,880	15.084%
Steven Oyer(11)	2,000	*
Ertharin Cousin	—	—
All directors and executive officers as a group (11 individuals)	10,797,301	49.87%
Five or more Percent Holders
Reza Soltanzadeh(2)	3,660,452	17.121%
Oxus Capital Pte.(12)	5,352,477	25.036%
Belphar Ltd.(13)	2,848,955	13.326%
Barthelemy Helg(3)	3,205,556	14.994%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Borealis Foods Inc. 1540 Cornwall Road, Suite 104, Oakville, Ontario L6J 7W5.

(2)	Consists of (i) 3,532,505 Common Shares held by Zagros Alpine Capital ULC and (ii) 127,947 Common Shares held by Z Ventures Inc. Reza Soltanzadeh is the President of Zagros Alpine Capital ULC and Z Ventures Inc. and has sole voting and dispositive control over the shares held by Zagros Alpine Capital ULC and Z Ventures Inc.

(3)	Consists of 3,205,556 Common Shares.

(4)	Consists of 33,046 Common Shares.

(5)	Consists of 192,368 Common Shares held by Zagros Alpine Capital ULC. Ms. Rahimi does not have voting or dispositive control over the shares held by Zagros Alpine Capital ULC.

(6)	Consists of (i) 80,962 Common Shares and (ii) 133,703 Common Shares held by Zagros Alpine Capital ULC. Mr. Talle does not have voting or dispositive control over the shares held by Zagros Alpine Capital ULC.

(7)	Consists of 14,334 Common Shares.

(8)	Consists of 200,000 Common Shares.

(9)	Consists of 50,000 Common Shares.

(10)	Consists of (i) 2,848,955 Common Shares held by Belphar Ltd. and (ii) 375,925 Common Shares held by GSS Overseas LTD. Mr. Ibragimov is the sole shareholder of Belphar Ltd. and GSS Overseas LTD. and has sole voting and dispositive control over the shares of Belphar Ltd. and GSS Overseas LTD.

(11)	Consists of 2,000 Common Shares.

(12)	Consists of 5,352,477 Common Shares. Kenges Rakishev is the controlling shareholder.

(13)	Consists of 2,848,955 Common Shares. Mr. Ibragimov is the controlling shareholder.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Legacy Borealis Pre-Business Combination Arrangements

Our Relationship with Zagros

On November 29, 2022, Reza Soltanzadeh, on behalf of Zagros Ventures, Inc. (“Zagros”) entered into a Postponement of Shareholder Loans Agreement, by and between Borealis and Zagros Ventures Inc., pursuant to which in consideration of Oxus making the Oxus Loan or any part thereof to Borealis and in consideration of the premises, Zagros agreed that any claim of Oxus in respect of the Oxus Loans will take precedence over and be fully paid in priority to the loan made by Zagros and repayment be postponed in favor of Oxus, including any right, title and interest in any security in respect of such loans made by Zagros to Borealis.

Our Relationship with Barthelemy Helg

On November 29, 2022, Barthelemy Helg entered into a Postponement of Shareholder Loans Agreement, by and between Borealis and Mr. Helg, pursuant to which in consideration of Oxus making the Oxus Loan or any part thereof to Borealis and in consideration of the premises, Mr. Helg agreed that any claim of Oxus in respect of the Oxus Loans will take precedence over and be fully paid in priority to the loan made by Mr. Helg and repayment be postponed in favor of Oxus, including any right, title and interest in any security in respect of such loans made by Mr. Helg to Borealis.

On December 31, 2019, Borealis issued two demand promissory notes to Barthelemy Helg, pursuant to which Borealis borrowed an aggregate principal amount of $1.2 million. On December 31, 2020, Borealis issued two demand promissory notes to Barthelemy Helg, pursuant to which Borealis borrowed an aggregate principal amount of $3.0 million. On February 2, March 18, March 31, June 8, June 23, and December 1, 2022, Borealis issued demand promissory notes to Barthelemy Helg, pursuant to which Borealis borrowed a principal amount of $1.5 million, $1.0 million, $937,167, $500,000, $350,000, and $36,625, respectively. The principal amount of each such loan bears interest at the annual rate of 10%.

Our Relationship with the Sponsor

On October 21, 2022, Borealis and the Sponsor executed a note purchase agreement in the amount of $2,500,000 at 10% per annum interest (“Initial Sponsor Note”). On November 14, 2022, Borealis and the Sponsor executed a second note purchase agreement in the amount of $17,500,000 at 10% per annum interest (“Second Sponsor Note, and collectively with the Initial Sponsor Note, “Sponsor Convertible Notes”). The conversion of both notes into Borealis Shares was to be at a $120,000,000 valuation divided by the fully diluted number of outstanding shares and discounted by five percent (5%).

Our Relationship with Belphar Ltd. and Frontwell Capital Partners Inc.

On August 10, 2023, Borealis, Belphar Ltd. and Frontwell Capital Partners Inc. entered into a Subordination and Intercreditor Agreement granting Belphar Ltd. a security interest and lien upon all or substantially all of Borealis’ assets as security for the repayment of the Note Purchase Agreement, dated February 8, 2023. The Note Purchase Agreement granted that convertible notes with an aggregate principal amount of up to $20,000,000.00 may be issued to Borealis executed by PGF in favor of Belphar Ltd.

Shareholder Support Agreements

Concurrently with the execution of the Business Combination Agreement, Legacy Borealis entered into Shareholder Support Agreements with Oxus and certain Legacy Borealis shareholders. Pursuant to the Shareholder Support Agreements, among other things, such Legacy Borealis shareholders agreed to vote their Legacy Borealis Common Shares in favor of the Transaction and not to sell or transfer their Legacy Borealis Common Shares.

The Shareholder Support Agreements are described in the Proxy Statement/Prospectus in the sections entitled “Certain Agreements Related to the Business Combination – Shareholder Support Agreements” beginning on pages 5 and 121, respectively, of the Proxy Statement/Prospectus.

The foregoing description of the Shareholder Support Agreements does not purport to be complete and is qualified in its entirety by the full text of the form of the Shareholder Support Agreements, which is incorporated herein by reference.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, Legacy Borealis entered into a Sponsor Support Agreement with Oxus and the Sponsor, pursuant to which, among other things, the Sponsor agreed to (A) vote its Founder Shares in favor of the Transaction and the Oxus Proposals, (B) not redeem its Founder Shares, (C) waive certain of its anti-dilution rights, (D) convert the Sponsor Convertible Notes, and (E) forfeit certain Sponsor Founder Shares as a part of incentive equity compensation for directors, officers and employees of Legacy Borealis.

The Sponsor Support Agreement is described in the Proxy Statement/Prospectus in the section titled “Certain Agreements Related to the Business Combination Agreement – Sponsor Support Agreement” beginning on pages 5 and 121, respectively, of the Proxy Statement/Prospectus.

The foregoing description of the Sponsor Support Agreement does not purport to be complete and is qualified in its entirety by the full text of the Sponsor Support Agreement, which is incorporated herein by reference.

Policies and Procedures for Related Person Transactions

Our Board has adopted a written Related Person Transaction Policy, setting forth the policies and procedures for the review and approval or ratification of related person transactions.

Under the policy, our Audit Committee shall review the material facts of all related party transactions and shall approve or disapprove of the entry into the related party transaction. In the event that advance Audit Committee review of a related party transaction is not feasible or has otherwise not been obtained, then the related party transaction shall be reviewed subsequently by the Audit Committee (and such transaction may be ratified subsequently by the Audit Committee). The Audit Committee may also disapprove of a previously entered into related party transaction and may require that our management team take all reasonable efforts to terminate, unwind, cancel or annul the related party transaction. In connection with its review of a related party transaction, the Audit Committee will take into account, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the Related Party’s interest in the related party transaction.

Director Independence

The information contained under the heading “Director Independence” in Part III, Item 10. “Directors, Executive Officers and Corporate Governance” is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees of Marcum LLP, Oxus’ independent registered public accounting firm prior to the consummation of the Transaction, billed to us in each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

	For the year ended December 31, 2023	For the year ended December 31, 2022
	(in thousands)
Fee Category
Audit Fees (1)	$306,425	$82,400
Audit-Related Fees (2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$306,425	$82,400

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

Audit Committee Pre-Approval Policy and Procedures

Oxus’ audit committee was formed in connection with the effectiveness of our registration statement for its initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by the Oxus Board. Since the formation of its audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for it by its auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The following documents are included on pages F-1 through F-27 attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description
2.1*+	Business Combination Agreement, dated as of February 23, 2023, by and among Oxus Acquisition Corp., 1000397116 Ontario Inc., and Borealis Foods Inc. (incorporated by reference to Exhibit 2.1 to Oxus Acquisition Corp.’s Registration Statement on S-4, filed with the SEC on August 14, 2023).
2.2*+	Amendment No. 1 to the Business Combination Agreement, dated as of August 11, 2023, by and among Oxus Acquisition Corp., 1000397116 Ontario Inc., and Borealis Foods Inc. (incorporated by reference to Exhibit 2.2 to Oxus Acquisition Corp.’s Registration Statement on S-4/A, filed with the SEC on October 24, 2023).
2.3*+	Amendment No. 2 to the Business Combination Agreement, dated as of January 11, 2024, by and among Oxus Acquisition Corp., 1000397116 Ontario Inc., and Borealis Foods Inc. (included as Annex A to this proxy statement/prospectus) (incorporated by reference to Exhibit 2.3 to Oxus Acquisition Corp.’s Registration Statement on S-4/A, filed with the SEC on January 12, 2024).
2.4*+	Plan of Arrangement (Amended) (incorporated by reference on Exhibit 10.4 to Oxus Acquisition Corp.’s Registration Statement on S-4/A, filed with the SEC on October 24, 2023).
3.1*	Form of New Borealis By-Laws (incorporated by reference to Exhibit 10.9 to Oxus Acquisition Corp.’s Registration Statement on S-4, filed with the SEC on August 14, 2023).
3.2*	Form of Borealis Articles of Continuance (incorporated by reference to Exhibit 10.8 to Oxus Acquisition Corp.’s Registration Statement on S-4, filed with the SEC on August 14, 2023).
10.1*+	Form of Shareholder Support Agreement, dated as of February 23, 2023, by and among Oxus Acquisition Corp. and certain shareholders of Borealis Foods Inc. (incorporated by reference to Exhibit 10.4 to Oxus Acquisition Corp.’s Registration Statement on S-4, filed with the SEC on August 14, 2023).
10.2*+	Sponsor Support Agreement, dated as of February 23, 2023, by and among Oxus Acquisition Corp., Oxus Capital Pte. Ltd and Borealis Foods Inc. (incorporated by reference to Exhibit 10.11 to Oxus Acquisition Corp.’s Registration Statement on S-4, filed with the SEC on August 14, 2023).

10.3*	Note Purchase Agreement, dated February 28, 2023, by and between Borealis Foods Inc. and Saule Algaziyeva (incorporated by reference to Exhibit 10.37 to Oxus Acquisition Corp.’s Registration Statement on S-4/A, filed with the SEC on October 24, 2023).
10.4*	Note Purchase Agreement, dated February 8, 2023, by and between Borealis Foods Inc. and Belphar Ltd. (incorporated by reference to Exhibit 10.38 to Oxus Acquisition Corp.’s Registration Statement on S-4/A, filed with the SEC on October 24, 2023).
10.5*	First Amendment to the Note Purchase Agreement, dated July 23, 2023 (incorporated by reference to Exhibit 10.41 to Oxus Acquisition Corp.’s Registration Statement on S-4/A, filed with the SEC on November 13, 2023).
10.6*	Note Purchase Agreement, dated November 15, 2023, by and between Borealis Foods Inc. and Aman Murat Baikdamuly (incorporated herein by reference to Exhibit 10.8 to Borealis Foods Inc.’s Form 8-K, filed with the SEC on February 13, 2024).
10.7*	Note Purchase Agreement, dated January 30, 2024, by and between Borealis Foods Inc. and GSS Overseas LTD. (incorporated herein by reference to Exhibit 10.9 to Borealis Foods Inc.’s Form 8-K, filed with the SEC on February 13, 2024).
10.8*	Second Amended and Restated Promissory Note, dated October 2, 2023 (incorporated by reference to Exhibit 10.40 to Oxus Acquisition Corp.’s Registration Statement on S-4/A, filed with the SEC on October 24, 2023).
10.9*	Third Amended and Restated Promissory Note, dated February 7, 2024 (incorporated herein by reference to Exhibit 10.11 to Borealis Foods Inc.’s Form 8-K, filed with the SEC on February 13, 2024).
10.12*	Form of Board Nomination Agreement, by and between Borealis Foods, Inc. and Belphar Ltd. (incorporated by reference to Exhibit 10.42 to Oxus Acquisition Corp.’s Registration Statement on S-4/A, filed with the SEC on January 5, 2024).
10.14*	Form of Equity Incentive Plan (incorporated by reference on Exhibit 10.4 to Oxus Acquisition Corp.’s Registration Statement on S-4/A, filed with the SEC on October 24, 2023).
14.1*	Borealis Foods Inc. Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Borealis Foods Inc.’s Form 8-K, filed with the SEC on February 13, 2024).
16.1*	Letter from Marcum LLP to the SEC, dated February 13, 2024 (incorporated herein by reference to Exhibit 16.1 to Borealis Foods Inc.’s Form 8-K, filed with the SEC on February 13, 2024).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13A-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13A-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.0	Oxus Acquisition Corp. Clawback Policy
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed.

+	Annexes, schedules, and exhibits to this Exhibit omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Borealis Foods Inc.

By:	/s/ Reza Soltanzadeh
Reza Soltanzadeh
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Reza Soltanzadeh	Chief Executive Officer and Director	April 15, 2024
Reza Soltanzadeh	(principal executive officer)

/s/ Stephen Wegrzyn	Chief Financial Officer	April 15, 2024
Stephen Wegrzyn	(principal financial officer)

/s/ Barthelemy Helg	Director	April 15, 2024
Barthelemy Helg

/s/ Ertharin Cousin	Director	April 15, 2024
Ertharin Cousin

/s/ Shukhrat Ibragimov	Director	April 15, 2024
Shukhrat Ibragimov

/s/ Kanat Mynzhanov	Director	April 15, 2024
Kanat Mynzhanov

/s/ Steven Oyer	Director	April 15, 2024
Steven Oyer

/s/ Shiv Vikram Khemka	Director	April 15, 2024
Shiv Vikram Khemka

BOREALIS FOODS INC.

(FORMERLY KNOWN AS OXUS ACQUISITION CORP.)

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Borealis Foods Inc. (formerly known as Oxus Acquisition Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Borealis Foods Inc. (formerly known as Oxus Acquisition Corp.) (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company was a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. The Company entered into a definitive merger agreement with a business combination target on February 23, 2023; which was completed on February 7, 2024. As also described in Note 1, uncertainties related to the combined company such as historical performance and its estimated liquidity needs raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

April 15, 2024

BOREALIS FOODS INC.

(FORMERLY KNOWN AS OXUS ACQUISITION CORP.)

BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$93,115	$680,792
Prepaid expenses, current	29,600	236,002
Total Current Assets	122,715	916,794

Marketable securities held in Trust Account	21,921,321	178,532,948
TOTAL ASSETS	$22,044,036	$179,449,742

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$3,432,370	$842,513
Promissory note - related party	3,988,000	1,500,000
Related party payable	66,854	158,640
Total Current Liabilities	7,487,224	2,501,153

Commitments and Contingencies

Class A ordinary shares, par value $0.0001; subject to possible redemption, 1,939,631 shares as of December 31, 2023 and 17,250,000 shares as of December 31, 2022, respectively, at redemption value	21,921,321	178,532,948

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,800,000 issued and outstanding as of December 31, 2023 and 300,000 issued and outstanding as of December 31, 2022 (excluding 1,939,631 shares subject to possible redemption as of December 31, 2023 and 17,250,000 shares subject to possible redemption as of December 31, 2022, respectively)	180	30
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,812,500 shares issued and outstanding as of December 31, 2023 and 4,312,500 shares issued and outstanding as of December 31, 2022	281	431
Additional paid-in capital	—	—
Accumulated deficit	(7,364,970)	(1,584,820)
Total Shareholders’ Deficit	(7,364,509)	(1,584,359)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$22,044,036	$179,449,742

The accompanying notes are an integral part of the financial statements.

BOREALIS FOODS INC.

(FORMERLY KNOWN AS OXUS ACQUISITION CORP.)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Operating expenses	$5,130,993	$2,886,611
Loss from operations	(5,130,993)	(2,886,611)
Other income (expense):
Dividend income	2,201,765	2,578,984
Interest income	5,159	4,010
Foreign exchange (loss) / gain	(17,334)	1,073
Net loss	$(2,941,403)	$(302,544)

Basic and diluted weighted average redeemable Class A ordinary shares outstanding	4,463,896	17,250,000
Basic and diluted net loss per redeemable Class A ordinary share	$(0.32)	$(0.01)

Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,612,500	4,612,500
Basic and diluted net loss per non-redeemable ordinary share	$(0.32)	$(0.01)

The accompanying notes are an integral part of the financial statements.

BOREALIS FOODS INC.

(FORMERLY KNOWN AS OXUS ACQUISITION CORP.)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Year Ended December 31, 2023
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	300,000	$30	4,312,500	$431	$—	$(1,584,820)	$(1,584,359)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,838,747)	(2,838,747)
Conversion of Class B ordinary shares to Class A ordinary shares	1,500,000	150	(1,500,000)	(150)	—	—	—
Net loss	—	—	—	—	—	(2,941,403)	(2,941,403)
Balance – December 31, 2023	1,800,000	$180	2,812,500	$281	$—	$(7,364,970)	$(7,364,509)

	For the Year Ended December 31, 2022
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	300,000	$30	4,312,500	$431	$1,708,296	$(407,624)	$1,301,133
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(1,708,296)	(874,652)	(2,582,948)
Net loss	—	—	—	—	—	(302,544)	(302,544)
Balance – December 31, 2022	300,000	$30	4,312,500	$431	$—	$(1,584,820)	$(1,584,359)

The accompanying notes are an integral part of the financial statements.

BOREALIS FOODS INC.

(FORMERLY KNOWN AS OXUS ACQUISITION CORP.)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Cash Flows from Operating Activities:
Net loss	$(2,941,403)	$(302,544)
Dividend income	(2,201,765)	(2,578,984)
Foreign exchange loss/(gain)	17,334	(1,073)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	2,580,737	604,049
Prepaid expenses	206,402	172,834
Net cash used in operating activities	(2,338,695)	(2,105,718)

Cash flows from Investing Activities:
Deposit into the Trust Account	(636,982)	—
Cash withdrawn from trust account in connection with redemptions of Class A ordinary shareholders	159,450,374	—
Net cash provided by investing activities	158,813,392	—

Cash flows from Financing Activities:
Proceeds from promissory note - related party	2,488,000	1,500,000
Repayment of related party payable	(100,000)	—
Proceeds from related party	—	163,126
Payment for redemptions of Class A ordinary shares	(159,450,374)	—
Net cash (used in) provided by financing activities	(157,062,374)	1,663,126

Net Change in Cash:	(587,677)	(442,592)
Cash - Beginning	680,792	1,123,384
Cash - Ending	$93,115	$680,792

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement for Class A ordinary shares subject to redemption	$2,838,747	$2,582,948

The accompanying notes are an integral part of the financial statements.

BOREALIS FOODS INC.

(FORMERLY KNOWN AS OXUS ACQUISITION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

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

As of the balance sheet date, the Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2023 the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through December 31, 2023, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the offering identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On February 7, 2024, the Company completed its Business Combination and has since been an operating entity (refer to Note 9).

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

Upon the closing of the Initial Public Offering on September 8, 2021, the Company deposited $153.00 million ($10.20 per Unit) from the proceeds of the Initial Public Offering in the trust account (the “Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

BOREALIS FOODS INC.

(FORMERLY KNOWN AS OXUS ACQUISITION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

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

BOREALIS FOODS INC.

(FORMERLY KNOWN AS OXUS ACQUISITION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

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

The Company initially had until March 8, 2023 to complete a Business Combination, which was extended until December 8, 2023 (the “Combination Period”) after the approval obtained at an extraordinary meeting of shareholder held on March 2, 2023 (the “Extension”). On December 5, 2023, the Company filed an amendment (the “Charter Amendment”) to the Company’s Charter with the Registrar of Companies in the Cayman Islands to extend the date by which the Company must consummate its initial Business Combination from December 8, 2023 to June 8, 2024. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including income earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

BOREALIS FOODS INC.

(FORMERLY KNOWN AS OXUS ACQUISITION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

On February 23, 2023, the Company entered into a Business Combination agreement by and among the Company, 1000397116 Ontario Inc., a corporation incorporated under the laws of the province of Ontario, Canada (“Newco”) and a wholly-owned subsidiary of the Company, and Borealis Foods Inc (“Borealis”) (as may be amended and/or restated from time to time, the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, among other things: (a) the Company will domesticate and continue as a corporation existing under the laws of the province of Ontario, Canada (the “Continuance” and, the Company as the continuing entity, “New Oxus”); (b) on the closing date, Newco and Borealis will amalgamate in accordance with the terms of the plan of arrangement (the “Borealis Amalgamation” and Newco and Borealis as amalgamated, “Amalco”), with Amalco surviving the Borealis Amalgamation as a wholly-owned subsidiary of New Oxus; and (c) on the closing date, immediately following the Borealis Amalgamation, Amalco and New Oxus will amalgamate (the “New Oxus Amalgamation,” and together with the Continuance, the Borealis Amalgamation and other transactions contemplated by the Business Combination, the plan of arrangement and the ancillary agreements, the “Transaction”), with New Oxus surviving the New Oxus Amalgamation.

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

On October 24, 2023, the Company filed an amendment to Form S-4 (“Amendment 1”) with the SEC relating to the proposed business combination with Borealis. On November 13, 2023, the Company filed another amendment to Form S-4 (“Amendment 2”) with the SEC relating to the proposed business combination with Borealis.

BOREALIS FOODS INC.

(FORMERLY KNOWN AS OXUS ACQUISITION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

On November 8, 2023, the Company’s shareholders filed a preliminary proxy statement announcing an extraordinary general meeting (the “Extraordinary General Meeting”) to consider and vote upon the following proposals:

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

On December 5, 2023, in connection with the Second Extraordinary General Meeting, the Company filed the Charter Amendment to extend the date by which the Company must consummate its initial Business Combination from December 8, 2023 to June 8, 2024, or such earlier date as determined by the Company’s board of directors (the “Extended Date”). The Company’s shareholders approved the Charter Amendment at the Extraordinary General Meeting on December 5, 2023.

On December 5, 2023, at the Second Extraordinary General Meeting, the holders of 9,837 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.20 per share, for an aggregate redemption amount of approximately $0.11 million, leaving approximately $21.73 million in the Trust Account.

On January 16, 2024, the Company’s S-4 registration statement was declared effective.

On February 2, 2024, the Company held an extraordinary general meeting (the “Third Extraordinary General Meeting”) whereby shareholders holding 1,886,751 Class A ordinary shares of the Company exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $21.42 million (approximately $11.35 per share) was removed from the Company’s trust account to pay such shareholders.

On February 7, 2024 (the “Closing Date”), Borealis, the Company, and Newco, consummated the Transaction, following the approval at the Third Extraordinary General Meeting.

Shareholder Support Agreements

Concurrently with the execution and delivery of the Business Combination Agreement, Oxus, Borealis and certain Borealis Shareholders entered into an agreement, pursuant to which, among other things, such Borealis Shareholders have agreed to vote their Borealis shares in favor of the Transaction and not sell or transfer their Borealis shares (the “Shareholder Support Agreements”).

Sponsor Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, Oxus, Borealis and the Sponsor entered into an agreement, pursuant to which, among other things, Sponsor agreed to (A) vote its founder shares in favor of the Transaction and the Oxus Proposals, (B) not redeem its founder shares, (C) waive certain of its anti-dilution rights, (D) convert the Sponsor Convertible Notes, and (E) forfeit certain Sponsor founder shares as a part of incentive equity compensation for directors, officers and employees of New Oxus (subject to terms and conditions set forth in such agreement) (the “Sponsor Support Agreement”).

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

BOREALIS FOODS INC.

(FORMERLY KNOWN AS OXUS ACQUISITION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

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

Liquidity and Going Concern

As of December 31, 2023, the Company had $0.09 million in its operating bank account, $21.92 million of marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficiency of $7.36 million.

In February 2024, the Company completed its Business Combination, resulting in approximately $50.3 million of convertible debt converting to equity. Also, the Company expects lower operating expenses in 2024 with the completion of the merger.

In connection with the Company's assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, the historical operating results raise substantial doubt about the Company's ability to continue as a going concern. The Company is taking proactive measures to address this concern and believes that the actions discussed below are likely to mitigate the doubt raised by its historical performance and meet its estimated liquidity needs for at least one year from the issuance date of these financial statements. Nevertheless, the Company cannot guarantee the success of these actions or their ability to generate the expected liquidity as currently planned.

The Company's ability to continue as a going concern is contingent upon various factors, including its ability to meet financial requirements, secure additional capital, and execute successful future operations. The financial statements have not been adjusted to reflect the possible effects of the Company not continuing as a going concern.

Management intends to finance the Company's operations through advances from existing lines of credit until such time as a merger or other investment can be secured. However, there are currently no formal agreements in place for such funding or issuance of securities, and there can be no assurance of their availability in the future. Nonetheless, management believes that this strategy provides a viable opportunity for the Company to continue as a going concern.

Substantial doubt continues to exist about the ability of the Company to continue as a going concern within one year from the filing date.

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

BOREALIS FOODS INC.

(FORMERLY KNOWN AS OXUS ACQUISITION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. Because the Company may acquire a domestic corporation or engage in a transaction in which a domestic corporation becomes our parent to our affiliate and our securities trade on a U.S. stock exchange, the Company may become a “covered corporation” within the meaning of the IR Act. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchase. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

BOREALIS FOODS INC.

(FORMERLY KNOWN AS OXUS ACQUISITION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash and Cash Equivalents

The Company had $0.9 million and $0.68 million in cash as of December 31, 2023, and December 31, 2022, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023, and December 31, 2022, respectively.

Marketable Securities Held in Trust Account

The Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of marketable securities held in Trust Account are included in dividend income in the accompanying statements of operations. The estimated fair values of marketable securities held in Trust Account are determined using available market information. On December 31, 2023, and December 31, 2022, the Company had $21.87 million and $178.53 million, respectively, of marketable securities held in the Trust Account that were held in a money market fund for which the underlying assets are U.S. Treasury Securities. As of December 31, 2023 the amount $21.92 million includes deposit in transit of $0.05 million.

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

BOREALIS FOODS INC.

(FORMERLY KNOWN AS OXUS ACQUISITION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Ordinary Shares Subject to Possible Redemption (Continued)

As of December 31, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

	December 31, 2023	December 31, 2022
Balance brought forward	$178,532,948	$175,950,000
Plus:
Remeasurement of carrying value to redemption value	2,838,747	2,582,948
Redemption of Class A ordinary shares	(159,450,374)	-
Class A ordinary shares subject to possible redemption	$21,921,321	$178,532,948

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. The Company recorded $3.87 million of offering costs as a reduction of temporary equity and $0.28 million of offering costs as a reduction of permanent equity upon the completion of the Initial Public Offering ($3.45 million related to underwriters’ commissions and $0.70 million related to other offering expenses).

BOREALIS FOODS INC.

(FORMERLY KNOWN AS OXUS ACQUISITION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Ordinary Share

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of share. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net loss per ordinary share is computed by dividing the pro rata net loss between the redeemable ordinary share and the non-redeemable ordinary share by the weighted average number of ordinary share outstanding for each of the periods. The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022

Ordinary shares subject to possible redemption
Numerator:
Net loss allocable to Class A ordinary shares subject to possible redemption	$(1,446,622)	$(238,714)
Denominator:
Weighted average redeemable Class A ordinary shares, basic and diluted	4,463,896	17,250,000
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(0.32)	$(0.01)

Non-redeemable ordinary shares
Numerator:
Net loss allocable to non-redeemable ordinary shares	$(1,494,781)	$(63,830)
Denominator:
Weighted average non-redeemable ordinary shares, basic and diluted	4,612,500	4,612,500
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.32)	$(0.01)

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

BOREALIS FOODS INC.

(FORMERLY KNOWN AS OXUS ACQUISITION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction. The company is not presently subject to income taxes or income tax filing requirements in the Cayman Islands. As such, the company’s income tax provision was zero for the year ended December 31, 2023.

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

BOREALIS FOODS INC.

(FORMERLY KNOWN AS OXUS ACQUISITION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company is currently evaluating the timing and impacts of adoption of this ASU.

In June 2016, the FASB issued ASU 2016-12, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company adopted the provisions of this guidance with effect from January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

BOREALIS FOODS INC.

(FORMERLY KNOWN AS OXUS ACQUISITION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

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

BOREALIS FOODS INC.

(FORMERLY KNOWN AS OXUS ACQUISITION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

Founder Shares (Continued)

As of December 31, 2023, the Company determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

BOREALIS FOODS INC.

(FORMERLY KNOWN AS OXUS ACQUISITION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

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

On June 25, 2021, the terms of the Promissory Note were revised to be payable on or the earlier of December 31, 2021, or the consummation of the Proposed Public Offering.

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

BOREALIS FOODS INC.

(FORMERLY KNOWN AS OXUS ACQUISITION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

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

On October 16, 2023, $0.1 million was drawn under the Second Amended Note, followed by a further draw down of $0.3 million on October 24, 2023. A portion of these funds in an amount of $120,000 was used to fund the Extension Loan.

From October to December 2023, $0.64 million was funded through the Amended Note, out of which $0.17 million was deposited into the Trust Account as an Extension Loan and $0.47 million was kept for working capital purposes.

As of December 31, 2023, $4 million was outstanding under the Amended Note, which comprises the entire balance of the Promissory Note – Related Party on the balance sheet as of December 31, 2023.

Extension Funds

The Sponsor has agreed to loan the Company (i) the lesser of (a) an aggregate of $0.18 million or (b) $0.12 per public share that remain outstanding and is not redeemed in connection with the Extension plus (ii) the lesser of (a) an aggregate of $60,000 or (b) $0.04 per public share that remain outstanding and is not redeemed in connection with the Extension for each of the six subsequent calendar months commencing on June 8, 2023 (the “Extension Loan”), which amount will be deposited into the Trust Account. On March 3, 2023, $0.18 million was deposited into the Trust Account as the initial deposit of the Extension Loan, which was funded through the Amended Note. On May 25 and June 13, 2023, $0.06 million was deposited into the Trust Account, respectively. On July 31 and August 31, 2023, $0.06 million was deposited into the Trust Account, respectively. On October 10, 2023 and October 30, 2023, $0.06 million was deposited into the Trust Account, respectively. On December 11, 2023 and January 3, 2024, $0.05 million was deposited into the Trust Account, respectively. As of December 31, 2023, the amount outstanding was $0.59 million.

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

BOREALIS FOODS INC.

(FORMERLY KNOWN AS OXUS ACQUISITION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Related Party Payable

At close of the Initial Public Offering, the operating bank account of the Company held an excess of $0.86 million, resulting from an over funding in connection with the close of the Initial Public Offering. On September 9, 2021, the over funding was returned to the Sponsor. As of December 31, 2023, $0.07 million was due to the Sponsor in connection with professional fees paid on behalf of the Company, after the repayment of an amount of $0.10 million to the Sponsor, in connection to an over-funding. As of December 31, 2022, $0.16 million was outstanding, which comprised of $0.06 million due to the Sponsor in connection with professional fees paid on behalf of the Company, in addition of an amount of $0.10 million in connection to an over-funding.

Administrative Support Agreement

The Company has agreed to pay the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. This arrangement was further extended to June 8, 2024 (refer to Note 1 for details).

For the year ended December 31, 2023, the Company incurred $0.12 million for these services, of which such amount is included in the operating costs on the accompanying statements of operations.

For the year ended December 31, 2022, the Company incurred $0.12 million for these services, of which such amount is included in the operating costs on the accompanying statements of operations.

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

Business Combination Marketing Agreement

The Company has engaged the Underwriters as advisors in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the Underwriters a cash fee for such services upon the consummation of a Business Combination of $5.2 million that equals to 3.0% of the gross proceeds of Initial Public Offering (exclusive of any applicable finders’ fees which might become payable).

Legal Success Fee

As a contingent arrangement, an additional fee up to $0.2 million is payable to the Company’s legal counsel in the event that the Company completes a Business Combination.

Advisory Service Agreement

On January 16, 2024, the Company entered into an agreement with IB Capital LLC (“IB CAP”) for advisory services, with the term beginning on January 16, 2024 (“the Effective Term Date”) and ending upon upon the earlier of (i) the consummation of the Business Combination or (ii) three (3) months from the Effective Date (the “Term End Date”), stipulating a payment of $0.1 million at Effective Term Date, followed by $0.14 million payment on the Term End Date.

BOREALIS FOODS INC.

(FORMERLY KNOWN AS OXUS ACQUISITION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7 – SHAREHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per preferred share. On December 31, 2023, and December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

As of December 31, 2023 there were 1,800,000 non-redeemable shares of Class A ordinary shares issued and outstanding, and as of December 31, 2022, there were 300,000 non-redeemable shares of Class A ordinary shares issued and outstanding. This number excludes 1,939,631 shares of Class A ordinary shares as of December 31, 2023 and 17,250,000 shares of Class A ordinary shares as of December 31, 2022, that were outstanding and subject to possible redemption.

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

BOREALIS FOODS INC.

(FORMERLY KNOWN AS OXUS ACQUISITION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

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

As of December 31, 2023, there were 2,812,500 shares of Class B ordinary shares issued and outstanding. As of December 31, 2022, there were 4,312,500 shares of Class B ordinary shares issued and outstanding.

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

BOREALIS FOODS INC.

(FORMERLY KNOWN AS OXUS ACQUISITION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2023, by level within the fair value hierarchy:

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Marketable securities held in Trust Account	$21,921,321	$—	$—
	$21,921,321	$—	$—

As of December 31, 2023 the amount $21.92 million includes deposit in transit of $0.05 million.

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

BOREALIS FOODS INC.

(FORMERLY KNOWN AS OXUS ACQUISITION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than already disclosed, that would have required adjustment or disclosure in the financial statements.

On February 2, 2024, the Company held an extraordinary general meeting of shareholders (the “Second Extraordinary General Meeting”) in connection with the Transaction, whereby the holders of 1,886,751 Class A ordinary shares of the Company exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $21.42 million (approximately $11.35 per share) was removed from the Company’s Trust Account to pay such shareholders.

On the Closing Date, the Transaction was consummated, following shareholder approval at the Second Extraordinary General Meeting.

On February 6, 2024, a repayment of $0.95 million was made in connection with the Second Amended Note.

On February 7, 2024, Borealis, promises to pay to the order of the Sponsor or its registered assigns or successors in interest, or order, the principal sum of $7.60 million in lawful money of the United States of America. No interest shall accrue on the unpaid principal balance of this Note. This Sponsor Note amends, replaces, and supersedes in its entirety that certain Second Amended Note, dated October 2, 2023, made by the Company, in favor of the sponsor, and the unpaid principal balance of the indebtedness evidenced by the Second Amended Note is being merged into and will hereafter be evidenced by this Sponsor Note.