Form 10-Q
period 2024-03-31
Borealis Foods Inc.
filed 2024-05-21
CIK 1852973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

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

As of May 17, 2024, 21,378,852 Common Shares of the registrant, no par value, were issued and outstanding.

i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) filed by Borealis Foods Inc. contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts, and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts, or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, Borealis’ management.

Forward-looking statements may include, for example, statements about:

●	our limited operating history makes it difficult to evaluate our business and prospects;

●	we may be unable to execute our business plan or maintain our competitive position and high-level customer satisfaction if we fail to maintain adequate operational and financial resources, particularly if we continue to grow rapidly;

●	a significant portion of our revenue is concentrated with a limited number of customers;

●	adverse climate conditions may have an adverse effect on our business. We may take various actions to mitigate our business risks associated with climate change, which may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks;

●	our dependence on suppliers may materially adversely affect our operating results and financial position;

●	manufacturing and production forecasts are based on multiple assumptions. We must adequately estimate our manufacturing capacity and inventory supply. If we overestimate our demand and overbuild our capacity or inventory, we may have significantly underutilized assets. Underutilization of our manufacturing facilities can adversely affect our gross margin and other operating results;

●	we may experience volatility in costs for ingredients and packaging due to conditions that are difficult to predict;

●	our future success will depend, in part, on our ability to maintain our technological leadership, enhance our current food products, develop new food products that meet changing customer needs and preferences, advertise and market our food products, and influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis;

●	our business depends on our use of proprietary technology relying heavily on laws to protect such technology;

●	our management team has limited experience managing a public company;

●	we will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives; and

●	other factors detailed in Part II. Item 1A. “Risk Factors” in this Quarterly Report.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report.

These forward-looking statements are based on information available as of the date of this Quarterly Report and current expectations, forecasts, and assumptions, and involve a number of judgments, risks, and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. We intend the forward-looking statements contained in this Quarterly Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Borealis Foods, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31,
	(Unaudited)	2023
Assets
Current assets:
Cash	$8,211,050	$7,615,630
Accounts receivable, net of allowance for credit losses of $530,433 and $224,433 as of March 31, 2024 and December 31, 2023, respectively	4,770,512	1,775,756
Inventories, net	6,803,482	6,945,028
Prepaid expenses	2,397,475	845,878
Total current assets	22,182,519	17,182,292
Property, plant and equipment, net	45,965,322	46,408,540
Right-of-use asset, net	98,083	108,469
Goodwill	1,917,356	1,917,356
Other non-current assets	169,685	169,685
Total assets	$70,332,965	$65,786,342

Liabilities and Stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$7,240,197	$10,887,730
Due to related parties	7,825,790	7,825,790
Convertible notes payable, current portion	-	47,300,000
Notes payable, current portion, net of unamortized loan costs	13,118,707	681,121
Operating lease liability, current portion	53,338	43,794
Finance leases payable, current portion	575,426	565,353
Total current liabilities	28,813,458	67,303,788

Line of credit	5,000,000	-
Convertible note payable	3,000,000	3,000,000
Notes payable, net of current portion	14,184,293	13,509,189
Operating lease liability, net of current portion	43,794	71,119
Finance leases payable, net of current portion	1,525,497	1,683,308
Deferred tax liability	1,566,233	1,566,233
Total liabilities	54,133,275	87,133,637

Stockholders’ equity (deficit):
Common stock	--	--
Additional paid-in capital	90,096,688	44,118,081
Accumulated deficit	(73,896,998)	(65,465,376)
Total stockholders’ equity (deficit)	16,199,690	(21,347,295)
Total liabilities and stockholders’ equity (deficit)	$70,332,965	$65,786,342

See accompanying notes.

Borealis Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2024	2023
Gross Revenues	$8,484,021	$8,778,540
Discounts and allowances	(588,588)	(423,767)
Revenues, net	7,895,433	8,354,773
Cost of goods sold:
Raw materials	4,770,469	5,658,101
Labor and overhead	1,877,803	2,079,203
Depreciation	1,004,588	961,956
Total Cost of goods sold	7,652,860	8,699,260
Gross profit (loss)	242,573	(344,487)
Selling, general and administrative expenses	7,215,588	4,219,631
Loss from operations	(6,973,015)	(4,564,118)
Other income (expense):
South Carolina grant revenue	--	158,995
Interest expense, net	(1,458,607)	(1,530,581)
Total other income (expense)	(1,458,607)	(1,371,586)
Net loss before income taxes	(8,431,622)	(5,935,704)
Income tax benefit	--	124
Net loss	$(8,431,622)	$(5,935,580)
Earnings per share from net loss
Basic	$(0.49)	$(0.55)
Diluted	$(0.49)	$(0.55)
Weighted average shares outstanding
Basic	17,079,576	10,731,583
Diluted	17,079,576	10,731,583

See accompanying notes.

Borealis Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

Three Months Ended March 31, 2024 and 2023

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional
	Number of Shares	Common Stock	Number of Shares	Common Stock	Number of Shares	Common Stock	Number of Shares	Common Stock	Paid-In Capital	Accumulated Deficit	Total
Balance at January 1, 2023	100,000,000	--	56,008,749	--	6,345,000	--	--	--	42,625,786	(37,986,129)	4,639,657
Expense related to stock options (Note 8)	--	--	--	--	--	--	--	--	193,554	--	193,554
Net loss	--	--	--	--	--	--	--	--	--	(5,935,580)	(5,935,580)
Balance at March 31, 2023	100,000,000	--	56,008,749	--	6,345,000	--	--	--	42,819,340	(43,921,709)	(1,102,369)
Balance at January 1, 2024	100,000,000	--	56,008,749	--	6,345,000	--	--	--	44,118,081	(65,465,376)	(21,347,295)
Expense related to stock options (Note 8)	--	--	--	--	--	--	--	--	1,273,053	--	1,273,053
Convertible debt converted to equity from reverse recapitalization	--	--	--	--	--	--	--	--	54,991,472	--	54,991,472
Assumption of debt from reverse recapitalization	--	--	--	--	--	--	--	--	(10,285,918)	--	(10,285,918)
Conversion to Newco shares from reverse recapitalization	(78,621,110)	--	(56,008,749)	--	(6,345,000)	--	--	--	--	--	--
Net loss	--	--	--	--	--	--	--	--	--	(8,431,622)	(8,431,622)
Balance at March 31, 2024	21,378,890	$--	--	$--	--	$--	--	$--	$90,096,688	$(73,896,998)	$16,199,690

See accompanying notes.

Borealis Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(8,431,622)	$(5,935,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense related to stock options	1,273,053	193,554
Depreciation and amortization	994,202	961,956
Amortization of loan costs	77,316	--
Provision for credit losses	306,000	--
Provision for inventory reserve	42,449	--
Changes in operating assets and liabilities:
Accounts receivable	(3,300,756)	(450,618)
Inventories	99,097	(726,369)
Prepaid expenses and other	(1,551,597)	251,260
Operating lease	(7,395)	--
Accounts payable and accrued expenses	3,729,820	(208,807)
Net cash used in operating activities	(6,769,433)	(5,914,604)

Cash flows from investing activities
Proceeds from reverse capitalization	63,575	--
Purchases of property, plant and equipment, net	(550,984)	(922,041)
Net cash used in investing activities	(487,409)	(922,041)

Cash flows from financing activities
Net payments to related parties	--	(500,000)
Proceeds from convertible notes payable	3,000,000	15,000,000
Payments on finance leases payable	(147,738)	(128,708)
Borrowings on line of credit	5,000,000	--
Net cash provided by financing activities	7,852,262	14,371,292

Net change in cash	595,420	7,534,647
Cash, beginning of period	7,615,630	5,146,616

Cash, end of period	$8,211,050	$12,681,263

Supplemental cash flow data
Cash paid during the period for:
Interest	$651,208	$623,447
Non-cash investing and financing activities
Conversion of notes payable into Class A shares (Note 4)	(54,991,472)	-
Note payable supplier finance (Note 4)	10,349,494	-

See accompanying notes.

Borealis Foods, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

1. Description of Business and Summary of Significant Accounting Policies

Overview

These unaudited condensed consolidated financial statements include the financial statements of Borealis Foods, Inc. (“Borealis”), and its subsidiaries: Palmetto Gourmet Foods Inc. (“PGF”), Palmetto Gourmet Foods Real Estate I, Inc. (“PGF RE I”), and Palmetto Gourmet Foods Real Estate II, Inc. (“PGF RE II”) (collectively the “Company”).

Borealis is a food technology company that has developed a high-quality, affordable, sustainable, and nutritious range of plant-based, ready-to-eat meals, which are sold in the U.S., Canada, and Europe. Borealis has a mission to address global food security challenges by developing highly nutritious and functional food products that are both affordable and sustainable. Borealis’ focus on affordability and sustainability reflects its commitment to making a positive impact on both human life and the planet.

Borealis, a Canadian corporation, is a food technology integrator that focuses on the development and commercialization of functional foods.

PGF is an early growth stage food manufacturing company and has spent significant time and resources developing its recipes and fabricating production equipment to meet its product specifications. PGF is the first American producer of sustainable, nutritious, and affordable ramen noodles.

PGF RE I and PGF RE II are holding companies that rent their fixed assets to PGF.

Intercompany balances and transactions have been eliminated in consolidation.

Reverse Recapitalization Transaction

On February 23, 2023, Borealis Foods Inc., a corporation incorporated under the laws of Canada (“Legacy Borealis”), entered into a Business Combination Agreement (as amended, amended and restated, supplemented, or otherwise modified from time to time) with Oxus Acquisition Corp. (“Oxus”), and 1000397116 Ontario Inc., an Ontario corporation and a wholly owned subsidiary of Oxus (“Newco”). On February 7, 2024, Legacy Borealis, Oxus, and Newco consummated the transactions (collectively, the “Reverse Recapitalization”) contemplated by the Business Combination Agreement by means of a statutory arrangement under the Canada Business Corporations Act and the Business Corporations Act (Ontario), implemented in accordance with the terms and conditions set forth in the Business Combination Agreement and the related plan of arrangement (as amended, amended and restated, supplemented, or otherwise modified from time to time, the “Plan of Arrangement”) following the approval at an extraordinary general meeting of the shareholders of Oxus held on February 2, 2024.

Pursuant to the terms of the Business Combination Agreement, among other things: (i) Oxus domesticated and continued as a corporation under the laws of Ontario, Canada (“New Oxus”); and (ii) pursuant to the Plan of Arrangement, (a) Newco and Legacy Borealis amalgamated (the “Legacy Borealis Amalgamation”, and the amalgamated corporation resulting therefrom, “Amalco”), with Amalco surviving the Legacy Borealis Amalgamation as a wholly-owned subsidiary of New Oxus; and (b) following the Legacy Borealis Amalgamation, New Oxus and Amalco amalgamated (the “Borealis Amalgamation,” and together with the Legacy Borealis Amalgamation, the “Amalgamations,” and the corporation resulting therefrom, “Borealis,” as a corporation amalgamated under the Business

Borealis Foods, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

1. Description of Business and Summary of Significant Accounting Policies (continued)

Reverse Recapitalization Transaction (continued)

Corporations Act (Ontario)), with Borealis surviving the Borealis Amalgamation. Borealis will continue under the name “Borealis Foods Inc.”

Accounting Impact of the Reverse Recapitalization

The Reverse Recapitalization was accounted for as a reverse recapitalization. Oxus Acquisition Corp. was deemed the accounting predecessor and Borealis is the successor Securities and Exchange Commission (“SEC”) registrant.

Under this method of accounting, Oxus was treated as the acquired company for financial statement reporting purposes. For accounting purposes, Legacy Borealis was deemed to be the accounting acquiror in the transaction and, consequently, the transaction was treated as a recapitalization of Legacy Borealis. Accordingly, the consolidated balance sheets and results of operations of Legacy Borealis became the historical financial statements of Borealis, and Oxus’ assets, liabilities, and results of operations were consolidated with Legacy Borealis’ beginning on February 7, 2024. The net assets of Oxus were recognized at carrying value, with no goodwill or other intangible assets recorded. Transaction costs incurred and unpaid by Oxus were converted into debt (Note 4) and accounted for as a reduction in Additional Paid-In Capital.

Going Concern

The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company suffered recurring losses from operations through March 31, 2024 that raise substantial doubt about its ability to continue as a going concern.

The Company was in a net loss position and had negative cash flows from operations for the periods ended March 31, 2024 and 2023.

The Company expects lower operating costs for the remainder of 2024 as the Company incurred approximately $1,506,000 of transaction expenses, and $1,273,000 of employee stock compensation expenses related to the Reverse Recapitalization.

As a result, substantial doubt continues to exist about the ability of the Company to continue as a going concern within one year from May 20, 2024, the date that the condensed consolidated financial statements were available to be issued.

Borealis Foods, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

1. Description of Business and Summary of Significant Accounting Policies (continued)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and the Company’s functional currency is the US Dollar.

We have condensed certain categories of information in our consolidated financial statements to enhance the readability and understanding of those statements by making them more succinct. As a result, certain footnote disclosures we normally include in our annual consolidated financial statements have been omitted but remain prepared in accordance with US GAAP and the rules and regulations of the Securities and Exchange Commission. In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our unaudited condensed consolidated balance sheet and unaudited condensed consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023 contained in Form 8-K/A filed by Borealis April 15, 2024. Certain prior period amounts have been reclassified to conform to current period presentation.

Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash Equivalents

The Company classifies all highly liquid securities with stated maturities of three months or less from the date of purchase as cash equivalents. There were no cash equivalents as of March 31, 2024 and December 31, 2023.

Inventories, net

Inventories are stated at the lower of cost or net realizable value. The cost of raw materials is determined using the first-in, first-out method or net realizable value. The cost of finished goods is measured at weighted average cost.

A reserve is recorded for any food inventory that is expired (or expected to expire before sale) and any raw materials for projects that have been discontinued.

Borealis Foods, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

1. Description of Business and Summary of Significant Accounting Policies (continued)

Prepaid Expenses

Prepaid expenses include approximately $2,397,000 and $846,000 composed primarily of prepaid insurance, deposits on inventory purchases and property, plant and equipment purchases as of March 31, 2024 and December 31, 2023, respectively.

Property, Plant and Equipment, net

Property, plant and equipment are stated at cost. For financial statement purposes, depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Buildings and improvements	10-30 years
Furniture, fixtures and equipment	3-12 years

Construction in progress includes the cost of property, plant and equipment being constructed or otherwise not yet in service. Costs include materials, labor, capitalized interest, engineering and testing costs, and other costs necessary to get the assets ready for their intended use.

Loan Costs

The costs of obtaining equipment leases and debt issuance costs are amortized over the term of the respective obligations, using the straight-line method. US GAAP requires that the effective yield method be used to amortize debt issuance costs; however, the effect of using the straight-line method is not materially different from the results that would have been obtained under the effective yield method. Amortization of loan costs is included as a component of interest expense in the accompanying consolidated statements of operations. Loan costs are shown as reduction of related debt balances for financial statement presentation.

Goodwill

The Company’s goodwill resulted from a prior year acquisition. Goodwill is not amortized but is reviewed annually for impairment or more frequently as events or circumstances indicate its carrying amount may not be recoverable. No impairment losses were recorded for the three-month period ended March 31, 2024 or for the year ended December 31, 2023.

Amounts Due to Related Parties

Amounts due to related parties (Company stockholders and entities controlled by Company stockholders) at March 31, 2024 and December 31, 2023 totaling $7,325,790, respectively, are due on demand and bear interest at 10% annually. In addition, a note payable to a stockholder totaled $500,000 at March 31, 2024 and December 31, 2023, respectively, bearing interest at 10% annually due December 31, 2024.

Borealis Foods, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

1. Description of Business and Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Revenue and Cost Recognition and Accounts Receivable

The Company’s revenue is primarily generated from the sale of food products. These sales contain a single performance obligation. Revenue is recognized at a point in time and the Company recognizes revenue upon shipment of goods when ownership, risk, and rewards transfer to the customer. Certain of the Company’s contracts with customers include variable consideration consisting of payment discounts and promotions. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons, slotting fees and other trade activities. Provision for discounts and incentives are recorded in the same period in which the related revenues are recognized.  Gross revenues for the three months ended March 31, 2024 and 2023 were approximately $8,484,000 and $8,779,000, respectively.

Total payment discounts and promotions were approximately $589,000 and $424,000 resulting in net revenues of approximately $7,895,000 and $8,355,000 for the three month periods ended March 31, 2024 and 2023, respectively.

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. The incremental cost to obtain contracts was not material.

Borealis Foods, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

1. Description of Business and Summary of Significant Accounting Policies (continued)

Revenue and Cost Recognition and Accounts Receivable (continued)

Accounts receivable related to product sales typically have payment terms of 30 days. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The allowance for credit losses reflects the Company’s estimate of probable losses related to its accounts receivable. Collections from customers are continuously monitored and an allowance for credit losses is maintained based on historical experience adjusted for current conditions and reasonable forecasts taking into account geographical and industry-specific economic factors. The Company also considers specific customer collection issues. Since the Company’s accounts receivable are largely similar, the Company evaluates its allowance for credit losses as one portfolio segment. At origination, the Company evaluates credit risk based on a variety of credit quality factors including prior payment experience, customer financial information, credit ratings, probabilities of default, industry trends and other internal metrics. On a continuing basis, data for each major customer is regularly reviewed based on past-due status to evaluate the adequacy of the allowance for credit losses; actual write-offs are charged against the allowance.

The Company incurred significant production training expenses for the three-month periods ended March 31, 2024 and 2023, totaling approximately $482,000 and $780,000, respectively, due to PGF adding production capabilities during both periods. These costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations as it was not directly attributable to finished goods production.

The Company’s cost of goods sold represent materials, direct labor costs, and allocated overheads associated with the sale of finished goods to customers.

Advertising

Costs associated with advertising are expensed as incurred and are included in selling, general and administrative expenses. Advertising costs expensed for the three-month periods ended March 31, 2024 and 2023 were approximately $1,526,000 and $39,000, respectively.

In April 2023, the Company entered into a multi-year agreement for a marketing representative to assist in the recipes for three co-branded private label ramen noodles as well to be utilized in marketing of the Company for their name, image, likeness and voice. This agreement includes a service fee, an investment stake in the Company, and a royalty agreement on future co-branded sales. The service fee under this agreement is expensed on a straight-line basis under the terms of the contract. Prepayments made under the agreement are included in prepaid expenses. No sales subject to the royalty agreement were made for the three months ended March 31, 2024. The marketing representative has a world-wide reputation within the gourmet food industry. We believe this agreement will assist us to increase our presence in the ramen noodle market.

Borealis Foods, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

1. Description of Business and Summary of Significant Accounting Policies (continued)

Research and Development Costs

Research and development costs have been expensed in the period incurred. Research and development costs consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, share-based compensation, scale-up expenses, depreciation and amortization expenses on research and development assets, and facility lease costs. Scale-up expenses include material waste costs, production personnel costs, and related expenses. Research and development efforts are focused on enhancements to our existing product formulations and production processes in addition to the development of new products. The Company expects to continue investing in research and development over time, as research and development and innovation are core elements of our business strategy, and the Company believes they represent a critical competitive advantage. The Company believes continued innovation will capture a larger share of consumers through additional revenue streams. Research and development expenses for the three months ended March 31, 2024 and 2023 were approximately $37,000 and $200,000, respectively, and are included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of operations.

Business Development Costs

Business development expenses include all costs associated with directly growing and expanding a business segment, such as advertising, market research, and training. These costs include staff salaries, travel expenses, and consulting expenses that the Company incurs while searching for new opportunities and maintaining current relationships. Business development expenses for the three month periods ended March 31, 2024 and 2023 were approximately $759,000 and $199,000, respectively, and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Transaction Costs

On February 23, 2023, the Company signed a definitive business combination agreement with Oxus which was consummated on February 7, 2024 and described further in Note 1. In connection with this agreement, the Company incurred transaction costs of approximately $1,506,000 and $1,455,000 for the three months ended March 31, 2024 and 2023 respectively. Transaction costs have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Borealis Foods, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

1. Description of Business and Summary of Significant Accounting Policies (continued)

Concentration of Risk

The Company maintains cash balances at financial institutions in excess of federally insured limits as of March 31, 2024 and December 31, 2023. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. The Company holds cash at well-known banks and does not believe that it is exposed to any significant credit risks on its cash.

The Company extends unsecured credit to its customers in the ordinary course of business. Payment terms are generally net 30 days with discounts amounting up to 2% for early payments. Accounts receivables are written off when they are determined to be uncollectible based on the financial stability of its customers and existing economic conditions.

Sales to two customers accounted for approximately 58% and sales to three customers accounted for approximately 73% of net revenues for the three month periods ended March 31, 2024 and 2023, respectively. Accounts receivable from two customers amounted to approximately 74% and 70% of total accounts receivable as of March 31, 2024 and 2023, respectively. Substantially all of the Company’s sales for the three month periods ended March 31, 2024 and 2023 occurred in the United States and Canada.

Purchases from 10 vendors accounted for approximately 57% and 61% of purchases during the three month periods ended March 31, 2024 and 2023, respectively. Accounts payable to these vendors totaled approximately $1,880,000 and $1,802,000 as of March 31, 2024 and 2023, respectively.

Fair Value Measurements

In accordance with US GAAP, the Company defines fair value as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. US GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available.

Borealis Foods, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

1. Description of Business and Summary of Significant Accounting Policies (continued)

Fair Value Measurements (continued)

The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1:	Observable inputs, such as quoted market prices in active markets for the identical asset or liability that are accessible at the measurement date.

Level 2:	Inputs, other than quoted market prices included in Level 1, that are observable either directly or indirectly for the asset or liability.

Level 3:	Unobservable inputs that reflect the entity’s own assumptions about the exit price of the asset or liability. Unobservable inputs may be used if there is little or no market data for the asset or liability at the measurement date.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company does not have assets measured at fair value on a recurring basis. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, and accounts payable approximate their fair values due to the short-term nature of these instruments.

There is no material difference between the carrying amounts and fair values of the Company’s debt obligations, including due to related parties, notes payable, line of credit and convertible notes payable, as interest rates approximate current market rates for similar types of debt instruments (Level 2).

Disclosures about the fair value of financial instruments are based on pertinent information available to management as of March 31, 2024 and December 31, 2023. Although management is not aware of any factors that would significantly affect the reasonableness of the fair value amounts, such amounts were not comprehensively revalued for purposes of these unaudited condensed consolidated financial statements and current estimates of fair value may differ significantly from the amounts presented herein.

Borealis Foods, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

1. Description of Business and Summary of Significant Accounting Policies (continued)

Stock Based Compensation

The Company accounts for its stock-compensation arrangements at fair value in accordance with ASC 718 – Compensation – Stock Compensation. Compensation cost relating to share-based payment transactions is recognized in the Company’s condensed consolidated financial statements based on the estimated fair value of the instruments issued. The Company measures the cost of employees’ services in exchange for stock awards based on the grant-date fair value of the award using the Black Scholes model and recognizes the cost over the period the employee is required to provide services for the award, which is the vesting period. The Company accounts for forfeitures as they occur.

Warrants

Outstanding warrants were assumed at the Reverse Recapitalization. The fair value of the warrants was determined using the Monte Carlo analysis at the time of the transaction. The Company accounts for its Public and Private warrants as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. It was determined with the Transaction date that there were no changes to the classes or language that would impact the original assessment that the public and private warrants should be classified as equity.

Recent Accounting Pronouncements

Management does not expect the adoption of recently issued accounting standards to have a significant impact on the Company’s reported financial position, results of operations, or cash flows.

Borealis Foods, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

2. Inventories, net

Inventories were as follows:

	March 31, 2024	December 31, 2023
Raw materials	$5,263,143	$5,190,811
Finished goods	1,771,421	1,942,850
Reserve for obsolete inventory	(231,082)	(188,633)
	$6,803,482	$6,945,028

3. Property, Plant and Equipment, net

Property, plant and equipment were as follows:

	March 31, 2024	December 31, 2023
Building and improvements	$10,108,916	$10,108,917
Furniture, fixtures and equipment	42,595,867	42,594,605
Construction in progress	5,627,827	5,078,103
	58,332,610	57,781,625
Less: accumulated depreciation	(12,367,288)	(11,373,085)
	$45,965,322	$46,408,540

Depreciation expense recorded in the three month periods ended March 31, 2024 and 2023 was approximately $994,000 and $962,000, respectively, which is included as a component of cost of goods sold.

4. Debt

In 2022, the Company issued $20,000,000 of convertible notes payable that, after an extension was negotiated, mature in February 2024 (unless converted) and bear interest at 10% annually. On or before the earlier of the maturity date or a “qualified financing event”, as defined in the note agreements, the outstanding principal and interest may be converted, at the option of the holder, into common shares of the Company. The number of shares of common stock received in the conversion will equal the quotient of (i) the outstanding principal and interest as of the date immediately before the completion of the qualified financing event, divided by (ii) an amount equal to the “valuation cap” divided by the “fully diluted basis” (terms as defined in the agreements) and discounted by five (5%) percent. The notes and accrued interest were converted into 2,189,977 shares of common stock with the consummation of the Reverse Recapitalization with Oxus.

Borealis Foods, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

4. Debt (continued)

In 2022, the Company issued $4,800,000 in convertible notes payable. During 2023, $4,500,000 of these notes matured without conversion and were repaid by the Company. The remaining $300,000 of convertible notes payable bear interest at 10% annually and, after an extension was negotiated, mature in February 2024 (unless converted). The outstanding principal and interest under the remaining convertible notes may be converted, at the option of the holder, into the same equity as issued upon the Company’s issuance of preferred or common stock of at least $10,000,000 (“qualified financing event”), either as a single round or a lead round, at 80% of the per share price paid during the qualified financing event. The notes and accrued interest were converted into 40,544 shares of common stock with the consummation of the Reverse Recapitalization with Oxus.

In 2023, the Company issued $27,000,000 of convertible notes payable, of which $27,000,000 matures in 2024 (unless converted) and bear interest at 10% annually. On or before the earlier of the maturity date or a “qualified financing event”, as defined in the note agreements, the outstanding principal and interest may be converted, at the option of the holder, into common shares of the Company. The number of shares of common stock received in the conversion will equal the quotient of (i) the outstanding principal and interest as of the date immediately before the completion of the qualified financing event, divided by (ii) an amount equal to the “valuation cap” divided by the “fully diluted basis” (terms as defined in the agreements) and discounted by five (5%) percent. The notes and accrued interest were converted into 3,787,585 shares of common stock with the consummation of the Reverse Recapitalization with Oxus.

In 2021, the Company issued a $3,000,000 convertible note that matures in 2026 (unless converted) and bears interest at 3% annually. Accrued interest is payable monthly. The outstanding principal and interest under the convertible note may be converted, at the option of the holder, into the same equity as issued upon the Company’s issuance of preferred or common stock of at least $10,000,000 (“qualified financing event”), either as a single round or a lead round, at 85% of the per share price paid during the qualified financing event. The note holder elected not to convert at the Reverse Recapitalization and therefore the note is due at maturity.

In January 2024, the Company issued a $3,000,000 convertible note payable that matures in 2024 (unless converted) and bears interest at 10% annually. Accrued interest is payable upon maturity, or converted into equity. The convertible note may be converted into securities, at the option of the holder, based upon a formula considering the outstanding principal and interest and the Company’s value, including a valuation cap. The note and accrued interest was converted into 375,925 shares of common stock with the consummation of the Reverse Recapitalization with Oxus.

During 2023, the Company entered into a $25,000,000 financing agreement with a maturity date in August 2026. Under this agreement, the Company has a $15,000,000 term facility which was used to pay off the existing line of credit. In March 2024, the company entered into an amendment to extend the maturity date of the term facility to March 2028. Under the amendment, principal only payments of $83,000 are due monthly beginning in March 2025 with a lump sum payment of $12,167,000 due at maturity. Interest accrues at the prime rate plus an applicable margin of 4.75% per annum and is payable monthly.

Borealis Foods, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

4. Debt (continued)

In conjunction with this agreement, loan fees of approximately $931,000 were capitalized in 2023.

Amortization expense of approximately $77,000 was recorded on the fees for the three month period ended March 31, 2024.

In addition to the term facility, the Company obtained a $10,000,000 line of credit to fund working capital needs in support of its growth strategy. Interest accrues at the prime rate plus the applicable margin of 4.50%. Interest is due and payable monthly beginning in September 2023. The line of credit includes an unused line fee of 0.25% per annum beginning on closing date through six months and increases to 0.50% per annum thereafter. As of March 31, 2024 and December 31 2023, the line of credit had $5,000,000 and $0 drawn upon it, respectively.

In the period leading up to the Reverse Recapitalization, significant transaction costs were incurred by both parties. In total, four notes payable of $13,035,374 were issued for the transaction debt and mature in 2025. Details for the notes are as follows:

Note A – Incurred by Borealis. The related expenses were recognized as incurred by Borealis and the trade payable was subsequently reclassified to notes payable. Note A was issued for $2,138,838. The note matures in February 2025, and bears interest at 10% per annum.

Note B – Incurred by Borealis. The related expenses were recognized as incurred by Borealis and the trade payable was subsequently reclassified to notes payable. Note B was issued for $1,314,875. The note matures in February 2025, and bears interest at 10% per annum.

Note C – Incurred by Oxus. The related expenses were recognized by Oxus and resulted in a reduction of contributed equity at the Reverse Recapitalization. Note C was issued for $1,980,000. The note matures in February 2025, and bears interest at 8% per annum.

Note D – Incurred by Oxus. The related expenses were recognized by Oxus and resulted in a reduction of contributed equity at the Reverse Recapitalization. Note D was issued for $7,601,661. The note matures in February 2025, and is non-interest bearing.

Debt balances outstanding as of March 31, 2024 are due as follows: $13,868,000 in 2025; $9,000,000 in 2026; $1,000,000 in 2027; and $12,167,000 in 2028.

Borealis Foods, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

5. Income Taxes

The Company accounts for income taxes using the liability method. Deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax basis of the respective assets and liabilities, using enacted tax rates in effect for the years when the differences are expected to reverse.

Borealis is taxed under Canadian tax laws at a rate of 26.5%. Borealis does not file a consolidated tax return. PGF, PGF RE I, and PGF RE II (the “United States subsidiaries”) are taxed as C corporations, with a statutory rate of 21%.

The total income tax provision (benefit) expense recorded for the three month periods ended March 31, 2024 and 2023 was $0 and ($100), respectively, on consolidated pre-tax book loss of approximately $8,432,000 and $5,936,000 in the three-month periods ended March 31, 2024 and 2023, respectively.

The Company’s tax provision is based on a projected effective rate based on annualized amounts applied to actual income to date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of capital loss and net operating loss (“NOL”) carryforwards is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration. The Company currently provides a valuation allowance against the full amount of the NOLs since the Company is uncertain as to the realization of the full-amount of benefits in the future. The Company will continue to assess the need for, and the amount of, the valuation allowance at each reporting period.

Transactions for which tax deductibility or the timing of tax deductibility is uncertain are analyzed by management based on their technical characteristics. The Company recognizes accrued interest and penalties, if any, related to uncertain tax positions in income tax expense. Management has determined that the Company does not have any uncertain tax positions or associated unrecognized tax benefits that materially impact the condensed consolidated financial statements or related disclosures. As a result, at March 31, 2024, the Company did not have a liability for unrecognized tax benefits, interest or penalties under United States or Canadian tax law. The Company paid no penalties during the three-month period ending March 31, 2024.

The Company files income tax returns in the Canadian and U.S. federal jurisdictions, and in South Carolina. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2021. There are no tax examinations currently in progress.

Borealis Foods, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

6. Contingencies

From time to time, the Company is involved in legal proceedings in the normal course of business. Management does not believe that the final resolution of any such legal proceedings will have a material effect on the consolidated financial position or results of operations of the Company.

7. Warrants

The following represents a summary of warrants outstanding and exercisable on March 31, 2024:

Description	Issue Date	Classification	Exercise Price	Expiration Date	Outstanding Shares	Exercisable Shares
Private Placement Warrants	9/13/2021	Equity	$11.50	2/7/2029	9,300,000	9,300,000
Public Warrants	9/13/2021	Equity	$11.50	2/7/2029	17,250,000	17,250,000
					26,550,000	26,550,000

Following the closing, New Borealis has the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of New Borealis Common Shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 days within a 30 trading day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which New Borealis gives proper notice of such redemption and provided certain other conditions are met.

The public warrants are identical to the private placement warrants in material terms and provisions, except the private placement warrants were not be transferrable, assignable or salable until 30 days after the completion of the Reverse Recapitalization.

8. Stock Option Plan

During 2022, the Company created a stock option plan (the “Plan”) that provides for the granting of options to certain employees for the purchase of the Company’s class D common stock. The Plan provides for the grant of stock options for eligible employees as determined by the Board of Directors and does not guarantee employment rights. During the three-month period ended March 31, 2024, the Company granted options to purchase 333,574 shares of the Company’s common stock at an exercise price of $0.0001 per share. The weighted-average grant date fair values of options granted was $0.60 per share. The fair values of the stock-based awards granted were calculated with the following assumptions:

Risk-free interest rate	3.81%
Expected term (years)	5 -10
Expected volatility	80.00%
Dividend yield	0.00%

Borealis Foods, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

8. Stock Option Plan (continued)

For the three-month periods ended March 31, 2024 and 2023, the Company recorded approximately $1,273,000 and $194,000, respectively, of stock-based compensation expense. On February 7, 2024, as a result of the Reverse Recapitalization (Note 1), 4,000,000 stock options were exercised and converted at an exchange ratio of 0.0661 into 264,400 shares of Newco Class A common stock.

Stock option activity for the three-month periods ended March 31, 2024 and 2023 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at December 31, 2022	3,468,760	0.0001	6.65
Granted	227,666	0.0001	6.65
Exercised	--	--	--
Expired or forfeited	--	--	--
Options outstanding at March 31, 2023	3,696,426	0.0001	--

Options outstanding at December 31, 2023	3,666,426	0.0001	8.10
Granted	333,574	0.0001	8.10
Exercised	(4,000,000)	0.0001	--
Expired or forfeited	--	--	--
Options outstanding at March 31, 2024	--	--	--

9. Earnings per share

Basic earnings or loss per share is based on the weighted average of number of common shares outstanding for the period. For the purposes of calculating diluted earnings per share, the number of shares outstanding has been adjusted for the dilutive effects of warrants.

Borealis Foods, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

9. Earnings per share (continued)

	Three Months Ended March 31,
	2024	2023
Basic earnings (loss) per share calculation Net income (loss) available to common stockholders	$(8,431,622)	$(5,935,580)
Weighted average common shares outstanding (basic)	17,079,576	10,731,583
Basic earnings (loss) per share from net income	$(0.49)	$(0.55)
Diluted earnings (loss) per share calculation Net income (loss) available to common stockholders	$(8,431,622)	$(5,935,580)
Weighted average common shares outstanding (basic)	17,079,576	10,731,583
Warrants	26,550,000
Weighted average common shares outstanding (diluted)	17,079,576	10,731,583
Diluted earnings (loss) per share from net income*	$(0.49)	$(0.55)

*	In periods where the Company has incurred a net loss, diluted earnings per share is based on the number of common shares issued and outstanding as including the effects of warrants would be anti-dilutive.

10. Subsequent Events

The Company evaluated events and transactions after March 31, 2024 through May 20, 2024, the date the unaudited condensed consolidated financial statements were available to be issued, for subsequent events requiring disclosure in these condensed consolidated financial statements. The Company did not identify any subsequent events that required disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report, and our audited consolidated financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2023 (“Annual Report”) and Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on April 15, 2024. This discussion and analysis may contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties, and assumptions, including, but not limited to, risks and uncertainties discussed under the heading ‘Cautionary Note on Forward-Looking Statements,’ in this Quarterly Report and in Part I, Item 1A “Risk Factors” included in our Annual Report. In this section, unless otherwise indicated or the context otherwise requires, references in this section to “Borealis,” the “Company,” “we,” “us,” “our” and other similar terms refer to Borealis Foods Inc. References to “Oxus” refer to Oxus Acquisition Corp. and “Sponsor” to Oxus Capital Pte Ltd.

Overview

Borealis is a food technology company that has developed a high-quality, affordable, sustainable, and nutritious range of plant-based, ready-to-eat meals, which are sold in the U.S., Canada, and Europe. Borealis has a mission to address global food security challenges by developing highly nutritious and functional food products that are both affordable and sustainable. Borealis’ focus on affordability and sustainability reflects its commitment to making a positive impact on both human life and the planet. With its unique approach, Borealis has a significant opportunity to create a meaningful and profound impact on the world.

Borealis has developed and launched mass-produced plant-based ramen meals with 20 grams of complete protein per serving. This achievement in the plant-based protein industry underscores Borealis’ commitment to developing cutting-edge solutions to tackle global food challenges.

The Reverse Recapitalization

On February 23, 2023, Borealis Foods Inc., a corporation incorporated under the laws of Canada (“Legacy Borealis”), entered into a Business Combination Agreement (as amended, amended and restated, supplemented, or otherwise modified from time to time) with Oxus Acquisition Corp. (“Oxus”) and 1000397116 Ontario Inc., an Ontario corporation and a wholly owned subsidiary of Oxus (“Newco”). On February 7, 2024, Legacy Borealis, Oxus, and Newco consummated the transactions (collectively, the “Reverse Recapitalization”) contemplated by the Business Combination Agreement by means of a statutory arrangement under the Canada Business Corporations Act and the Business Corporations Act (Ontario), implemented in accordance with the terms and conditions set forth in the Business Combination Agreement and the related plan of arrangement (as amended, amended and restated, supplemented, or otherwise modified from time to time, the “Plan of Arrangement”) following the approval at an extraordinary general meeting of the shareholders of Oxus held on February 2, 2024.

Pursuant to the terms of the Business Combination Agreement, among other things: (i) Oxus domesticated and continued as a corporation under the laws of Ontario, Canada (“New Oxus”); and (ii) pursuant to the Plan of Arrangement, (a) Newco and Legacy Borealis amalgamated (the “Legacy Borealis Amalgamation”, and the amalgamated corporation resulting therefrom, “Amalco”), with Amalco surviving the Legacy Borealis Amalgamation as a wholly-owned subsidiary of New Oxus; and (b) following the Legacy Borealis Amalgamation, New Oxus and Amalco amalgamated (the “Borealis Amalgamation,” and together with the Legacy Borealis Amalgamation, the “Amalgamations,” and the corporation resulting therefrom, “Borealis,” as a corporation amalgamated under the Business Corporations Act (Ontario)), with Borealis surviving the Borealis Amalgamation. Borealis will continue under the name “Borealis Foods Inc.”

Accounting Impact of the Reverse Recapitalization

The Reverse Recapitalization transaction was accounted for as a reverse recapitalization. Oxus Acquisition Corp. was deemed the accounting predecessor and Borealis is the successor SEC registrant.

Under this method of accounting, Oxus was treated as the acquired company for financial statement reporting purposes. For accounting purposes, Legacy Borealis was deemed to be the accounting acquiror in the transaction and, consequently, the transaction was treated as a reverse recapitalization of Legacy Borealis. Accordingly, the consolidated balance sheets and results of operations of Legacy Borealis became the historical financial statements of Borealis, and Oxus’ assets, liabilities, and results of operations were consolidated with Legacy Borealis’ beginning on February 7, 2024. The net assets of Oxus were recognized at carrying value, with no goodwill or other intangible assets recorded.

Basis of Presentation

Borealis’ condensed consolidated financial statements were prepared in accordance with U.S. GAAP. See Note 1 to our condensed consolidated financial statements for a full description of our basis of presentation.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following sets forth a summary of our results of operations for the presented months (in $ thousands):

	For the Three Months Ended March 31,
	2024 (Unaudited)		2023 (Unaudited)		2024 vs. 2023 Variance
	$	% of Revenues, net	$	% of Revenues, net	$	% of Prior Year
Revenues	8,484		8,779		(295)
Sales Allowances	589	(7)%	424	(5)%	(165)	(2)%
Revenues, net	7,895		8,355		(460)

Cost of Goods Sold	7,652	97%	8,699	104%	(1,047)	(7)%

Gross profit (loss)	243	3%	(344)	(4)%	587	7%

Total Sales & Marketing	2,418	31%	724	9%	1,694	22%
Total Training	482	6%	980	12%	(498)	(6)%
Total General & Administrative Expenses	4,316	55%	2,516	30%	1,800	25%
	7,216	91%	4,220	51%	2,996	40%

Loss from Operations	(6,973)	(88)%	(4,564)	(55)%	(2,409)	(33)%

Total other income (expense)	(1,459)	(18)%	(1,372)	(16)%	(87)	(2)%

Loss before income taxes	(8,432)	(107)%	(5,936)	(71)%	(2,496)	(36)%

Income Tax Expense	0	0%	0	0%	0	0%

Net (loss)	$(8,432)	(107)%	$(5,936)	(71)%	$(2,496)	(36)%

Net Sales. We generate revenue from the sale of plant-based, ready-to-eat meals. Net Sales are reported net of discounts, returns, and allowances. In the three months ended March 31, 2024, net sales decreased by $0.5 million or 5% over the three months ended March 31, 2023 due to a delay in mod review associated with our international distribution and institutional sales. The first and second quarters of our fiscal years have historically been our slow seasons due to cultural practices of consuming soup products in fall and winter months. Our new retail distribution and institutional sales will commence in third and fourth quarters of 2024. Sales discounts and allowances increased to 7% of net sales in the first fiscal quarter of 2024 from 5% in the corresponding quarter of 2023. This increase can be attributed primarily to changes in product mix and decreased reliance on one single customer. Slotting fees increased as we reduced our concentration of credit risk by diversifying our customer mix. We anticipate that the impact of sales discounts and allowances, including slotting fees, will soften as we expand our distribution globally.

Cost of Goods Sold.  Our cost of goods sold decreased by $1.1 million in the three months ended March 31, 2024, representing a 7% improvement as a percentage of net sales compared to the three months ended March 31, 2023. Cost of goods sold is divided into five categories: raw material costs, direct and indirect labor, freight (including inbound and inter-company), overhead costs (primarily energy expenses) and depreciation. We are optimizing our supply chain with better pricing from suppliers as inflation pressures decrease. Notwithstanding the decrease in cost of goods sold, we experienced an increase in raw material costs, direct and indirect labor, and energy expenses as a percentage of net revenues that were disproportionately high due to plant capacity utilization under 20%. As we increase our plant utilization the labor and overhead rates, as a percentage of sales are expected to improve significantly.

Gross Profit. Gross profit increased by $0.6 million or 171% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Additionally, gross profit of $0.2 million, or 3% of net sales, for the three months ended March 31, 2024 increased 7% from (4)% of net sales for the quarter ended March 31, 2023. Gross profits improvement is a direct result of customer diversification and product mix. During the first quarter of 2024, higher margin products accounted for 35% of net sales, for the three months ended March 31, 2024 compared to 10% for the three months ended March 31, 2023.

By the end of the first quarter of 2023, raw material pricing began to stabilize from the peaks observed in 2022. Delays in modular reviews were experienced due to year-end customer inventory concerns., food service sales slated for 2023 were postponed to 2024 due to the timing of the school calendar. Numerous bids have been awarded which we anticipate will result in a significant increase in school orders for the 2024-2025 school year.

Training. Training costs decreased by 6% as a percentage of net sales during the three months ended March 31, 2024, driven by enhanced operational efficiency as two production lines entered their second year. Personnel numbers are expected to fluctuate in response to demand and capacity requirements. Our emphasis on providing training and continuing education continues to have a positive impact on efficiency and productivity, allowing Borealis to compete in the highly competitive food sector on a global scale.

Sales and Marketing. Sales and Marketing expenses increased by $1.7 million in the three months ended March 31, 2024, representing a 22% increase as a percentage of net sales compared to the Sales and Marketing expenses in the three months ended March 31, 2023. We allocate a significant portion of our Sales and Marketing budget to cover various expenses, including personnel costs, advertising expenditures, distribution costs, and associated occupancy expenses. The increase in Sales and Marketing expenses is primarily attributable to the addition of a brand ambassador to our team. Marketing spend will continue to focus on creating awareness of the food brands and supporting sales. Our strategic approach has balanced traditional and digital marketing tactics in support of our retail relationships. This has included retailer specific, digital advertising, e-commerce programs, social media content and ads, social media influencers as well as major celebrity alliances to drive sales. Our multi-platform approach is a competitive strategy that leverages advanced algorithmic and artificial intelligence (AI) tools to increase our speed of execution as well as being able to geo-target ads and content to specific customer markets.

G&A. General and Administrative expenses increased by $1.8 million and represented 55% of net sales in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is primarily due to professional fees incurred in connection with the Reverse Recapitalization of approximately $1.5 million. Salaries and benefits increased by $0.2 million, insurance increased $0.2 million due to additional insurance as a result of the Reverse Capitalization, and increase of $1.1 million in stock compensation expense during the first quarter of 2024 as a result of fully vesting and converting into shares of the Company in conjunction with the Reverse Recapitalization.

Depreciation Expense. Depreciation expense increased by less than $0.01 million in the three months ended March 31, 2024, although as a percentage of sales, it decreased by less than 1%, compared to the three months ended March 31, 2023. The increase in depreciation expense related to the in-service date of the two new production lines implemented at the end of the first quarter 2023.

Other Expense (Income). Other expenses increased by $0.1 million in the three months ended March 31, 2024, with interest expenses accounting for a significant portion of the increase. Other expense increased by 2% as a percentage of sales over the three months ended March 31, 2023, resulting from higher aggregate principal amounts of indebtedness outstanding and increased interest accruals. Future increases in interest expense are expected to depend on market conditions as well as capital needs, availability, and financing decisions.

Liquidity and Capital Resources

On September 8, 2021, Oxus consummated its initial public offering of 15,000,000 units, at a price of $10.00 per unit, generating gross proceeds of $150.00 million. Simultaneously with the closing of the initial public offering, Oxus consummated the sale of 8,400,000 Private Warrants at a price of $1.00 per warrant in a private placement to Sponsor and the underwriters, generating gross proceeds of $8.40 million. On September 13, 2021, the underwriters exercised the over-allotment option in full and purchased an additional 2,250,000 units, generating gross proceeds of $22.50 million. In connection with the underwriters’ full exercise of the over-allotment option, Oxus issued an additional 900,000 Private Warrants at a price of $1.00 per warrant in a private placement to the Sponsor and the underwriters, generating gross proceeds of $0.90 million.

Following the initial public offering and the private placement, a total of $175.95 million was placed in the Trust Account (at $10.20 per Unit). Oxus incurred $4.15 million in transaction costs, including $3.45 million of underwriting fees and $0.70 million of other offering costs in connection with the initial public offering and the private placement.

On August 10, 2023, Legacy Borealis entered into a $25,000,000 financing agreement with a maturity date in July 2026. Under this agreement, Borealis (as successor-in-interest to Legacy Borealis) has a $15,000,000 term facility which was used to pay off amounts outstanding under, and to terminate, a then existing line of credit. In addition to the term facility, Legacy Borealis entered into a $10,000,000 revolving line of credit. The term facility and the revolving line of credit are secured by liens on substantially all of the assets of Borealis and its subsidiaries. Interest is payable under the term facility and the revolving line of credit at the annual rate of Prime + 4.75 % and Prime + 4.5%, respectively. As of March 31, 2024, $15 million principal amount was outstanding under the term facility and $5 million principal amount was outstanding under the revolving line of credit.

In February 2024, Borealis completed its Reverse Recapitalization, resulting in approximately $50.3 million of convertible debt converting into equity. At the completion of the Reverse Recapitalization, Borealis had marketable securities in the Trust Account of $0.6 million. The reduction in Trust Account holdings resulted principally from shareholder redemptions. Borealis expects lower operating expenses in 2024 with the completion of the Reverse Recapitalization.

Based on Borealis’ present business plan and taking into account its working capital and cash anticipated to be generated through operations, Borealis will require additional capital to obtain its anticipated funding needs through March 31, 2025. The amount of additional capital required to fund Borealis through March 31, 2025 has been reduced as a result of a change in its business plan that reduced the need for additional capital expenditures relating to the expansion of our production lines beyond the current four production lines. In addition, Borealis continues to seek additional financing. There can be no assurance that such additional financing will be available to Borealis on terms acceptable to it or at all. In the event Borealis’ additional financing efforts are not successful, Borealis may seek to pursue alternatives which may include, among other things, scaling down research and development, business develop investments, and global distribution expansion until such time that new capital has been secured.

Going Concern

The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. In connection with Borealis’ assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that recurring losses and cash used in operations in both 2023 and continuing into 2024 raises substantial doubt about Borealis’ ability to continue as a going concern. See Item 1A “Risk Factors” in this Form 10-Q.

Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating Activities	$(6,769)	$(5,915)
Investing Activities	(487)	(922)
Financing Activities	7,852	14,371

Cash Flows Used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2024 was $6.8 million, resulting primarily from a net loss of $8.4 million, adjusted for non-cash charges of $1.1 million in depreciation and amortization, and $1.3 thousand in stock-based compensation.

Net cash used in operating activities during the three months ended March 31, 2023 was $5.9 million, resulting primarily from a net loss of $5.9 million, adjusted for non-cash charges of $1.0 million in depreciation and amortization and $0.2 million in stock-based compensation.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2024 was $0.5 million, representing $0.5 million in property and equipment purchases.

Net cash used in investing activities during the three months ended March 31, 2023 was $0.9 million, representing additions of $0.9 million in property and equipment purchases.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2024 was $7.9 million, representing proceeds from convertible debt of $3.0 million, $5.0 million in borrowing on line of credit, offset by $0.1 million in finance lease payments.

Net cash provided by financing activities during the three months ended March 31, 2023 was $14.4 million, which represents $15.0 million in proceeds from convertible debt less $0.5 million in payments to related parties and $0.1 million in finance lease payments.

Contractual Obligations and Commitments

The following table summarizes our non-cancellable contractual obligations and other commitments as of March 31, 2024, and the effects that such obligations are expected to have on our liquidity and cash flow for future periods (in thousands):

Payments due by period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Contractual obligations and other commitments(1)	$53.0M	$28.7M	$11.2M	$13.1M	--

(1)	Includes operating lease liabilities for certain of our offices and facilities, accounts payable, and accrued expenses including related party notes.

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty.

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.

Emerging Growth Company Status

Section 102(b)(1) of the JOBS Act exempts “emerging growth companies” (as defined in Section 2(a) of the Securities Act) from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to not take advantage of the extended transition period is irrevocable. Oxus was an emerging growth company and elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the consummation of the Reverse Recapitalization, Borealis expects to continue taking advantage of the benefits of the extended transition period, although it may decide to early adopt new or revised accounting standards to the extent permitted by such standards and relevant laws and regulations. This may make it difficult or impossible to compare Borealis’ financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Borealis will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of common stock that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which Borealis has total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which Borealis has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of Oxus’ initial public offering.

Implications of being a Smaller Reporting Company

Additionally, Borealis is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. Borealis will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) Borealis’ annual revenues exceeded $100 million during such completed fiscal year and the market value of common stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent Borealis takes advantage of such reduced disclosure obligations, it may also make comparison of its financial statements with other public companies difficult or impossible.

How We Evaluate Our Operations

Net Income/(Loss)

We measure performance based on our overall return to shareholders based on consolidated net income or net loss. We do not review a measure of operating result at a lower level than the consolidated company and we only have one reportable segment.

Adjusted EBITDA

Our adjustments to EBITDA are related to expenses and gains that we believe are not indicative of normal, ongoing operations. While these items may be recurring in nature and should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends as these items can vary significantly from period to period depending on specific underlying transactions or events that may occur. Therefore, while we may incur or recognize these types of expenses and gains in the future, we believe that removing these items for purposes of calculating the Adjusted EBITDA financial measures provides a more focused presentation of our ongoing operating performance.

We view EBITDA as an important indicator of performance. We define EBITDA as net income/(loss) plus net interest expense, income taxes, depreciation, and amortization. We define Adjusted EBITDA as EBITDA further adjusted for any foreign exchange gains/(losses), share-based compensation expense and non-recurring items if identified. EBITDA and Adjusted EBITDA are supplemental measures utilized by our management and other users of our financial statements such as investors, research analysts and others, to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis. Adjusted EBITDA is a key performance measure that our management uses to assess its operating performance. We facilitate internal comparisons of our operating performance on a more consistent basis. We use these performance measures for business planning purposes and forecasting. We believe that EBITDA and Adjusted EBITDA enhances an investor’s understanding of our financial performance as they are useful in assessing our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business.

“Adjusted EBITDA,” a non-GAAP measure, is defined as net income attributable to us before (1) income taxes, (2) interest expense, of $1.5 million, (3) depreciation and amortization, net, of $1.0 million (4) other non-operating items, net, of $0.1 million, (5) Training, of $0.5 million, (6) M&A due diligence costs, of $1.3 million, (7) new product launch of $0.8 million, (8) one-time formulation and product development costs, of $0.5 million all for the three months ended March 31, 2024. “Adjusted EBITDA,” a non-GAAP measure, is defined as net income attributable to us before (1) income taxes, (2) interest expense, of $1.6 million, (3) depreciation and amortization, net, of $1.0 million (4) other non-operating items, net, of $0.1 million, (5) Training, of $0.8 million, (6) M&A due diligence costs, of $1.5 million, (7) new product launch, of $0.2 million, (8) one-time formulation and product development costs, of $0.1 million all for the three months ended March 31, 2023. Management and our Board of Directors use this non-GAAP measure for purposes of evaluating our performance. Furthermore, the Leadership Development and Compensation Committee of our Board of Directors uses such measure to evaluate management’s performance. We, therefore, believe that the use of this non-GAAP measure provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. As noted above, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

Recent Accounting Pronouncements

See Note 1 to Borealis’ financial statements included elsewhere in this Quarterly Report for information about recent accounting pronouncements, the timing of their adoption, and Borealis’ assessment, if any, of their potential impact on Borealis’ financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates.

Concentration Risk

We extend unsecured credit to our customers in the ordinary course of business. Payment terms are generally net 30 days with discounts amounting to 2%. Accounts receivable are written off when they are determined to be uncollectible based on the financial stability of our customers and existing economic conditions. Sales to two customers accounted for approximately 58% of net revenues during the three months ended March 31, 2024 and three customers accounted for approximately 73% of net revenues during the three months ended March 31, 2023. Accounts receivable from two customers amounted to approximately 74% and 70% of total accounts receivable during the three months ended March 31, 2024 and 2023, respectively. Substantially all of our sales during the three months ended March 31, 2024 and 2023 occurred in the United States and Canada. Purchases from 10 vendors accounted for approximately 57% and 61% of purchases during the three months ended March 31, 2024 and 2023, respectively. Accounts payable to these vendors totaled approximately $1.9 million and $1.8 million as of March 31, 2024 and 2023, respectively.

Foreign Currency Risk

Our customers are primarily located in the United States, Japan, Germany, and Canada; therefore, foreign exchange risk exposures arise from transactions denominated in currencies other than our functional and reporting currency (United States dollars). To date, a majority of our sales have been denominated in United States dollars and a significant portion of our operating expenses are denominated in Canadian dollars. We also purchase certain of our key manufacturing inputs in Euros. As we expand our presence in international markets, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements to minimize the impact of these fluctuations in the exchange rates. We will periodically reassess our approach to manage our risk relating to fluctuations in currency rates.

We do not believe that foreign currency risk had a material effect on our business, financial condition, or results of operations during the periods presented.

Inflation Risk

We do not believe that inflation had a significant impact on our results of operations for any periods presented in our consolidated financial statements. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs, and our inability or failure to do so could harm our business, financial condition, and results of operations.

Matching Revenues with Costs

Certain Selling, General and Administrative costs have been expensed in the period incurred. These costs, to include business development costs, transaction costs and research and development costs, consist primarily of personnel and related expenses including salaries, benefits, share-based compensation, scale-up expenses, depreciation and amortization expenses, and facility lease costs. Scale -up expenses includes material waste costs, production personnel costs and various related expenses. These costs are focused on enhancements to our existing product formulations and production processes, as well as the scientific development of new products and economic verticals. We believe continued innovation and these new verticals will capture a larger share of consumers. Monetization of future opportunities created by the above investment will be realized in future quarters.

Utilizing the straight-line method of depreciation expense causes a disproportionate burden upon gross margin due to the current plant operating at less than 20% capacity.

Item 4. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our condensed consolidated financial statements for external purposes in accordance with US GAAP.

Internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or overriding of controls. Because of the inherent limitations, only reasonable assurance with respect to financial statement preparation and presentation can be provided and misstatements may not be prevented or detected. Management evaluated the design and effectiveness of the Company’s internal control over financial reporting as of March 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework 2013. Based on its evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2024 due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Consistent with December 31, 2023, the Company did not effectively design, implement and operate effective process-level control activities related to inventory management and analysis of complex technical accounting matters.

As a result of these deficiencies, material misstatements were identified and corrected in the consolidated financial statements as of and for the year ended December 31, 2023. Because there is a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of March 31, 2024.

Our Chief Executive Officer and Chief Financial Officer have taken additional steps to support that the condensed consolidated financial statements as of and for the three-month period ended March 31, 2024 are presented fairly in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a–15(f) and 15d-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Subsequent to the year ended December 31, 2023, and under the direction of our Chief Executive Officer and Chief Financial Officer, we have been developing a comprehensive plan to remediate the identified material weaknesses. We began implementing certain measures as part of the remediation plan including: (i) development of a detailed remediation plan addressing the material weaknesses related to the control environment, risk assessment and monitoring, (ii) institution of policies and processes to support the functioning of internal controls over financial reporting, (iii) design of a comprehensive risk assessment process, (iv) installation of new ERP system (v) hiring/outsourcing of individuals with appropriate skills and experience.

The material weaknesses being addressed by the above-mentioned remediation plan will not be considered remediated until the applicable controls operate for a sufficient period of time, and management concludes, through testing, that these controls are operating effectively. This has not occurred to date.

Although we have commenced the remediation process and intend to complete it as promptly as possible, we cannot estimate how long it will take to remediate these material weaknesses. In addition, new material weaknesses may be discovered that require additional time and resources to remediate. Until the remediation is complete, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with US GAAP.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any litigation or claims that, if determined adversely against us, would have a material adverse effect on our business operating results, financial condition, or cash flows. We may, from time to time, be party to litigation and subject to claims in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of the defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors.

You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

We have a limited operating history which makes it difficult to evaluate our business and prospects.

We have a limited operating history, which makes it difficult to evaluate our business and prospects to forecast our future results. We were founded in 2019. Although we have experienced substantial revenue growth on an annual basis, we have incurred losses since inception. As of March 31, 2024, we had an approximate accumulated deficit of $73.9 million USD. There can be no assurance that revenue growth will continue in the future. In addition, we may experience substantial fluctuations in operating results in the future caused by various factors, including:

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

A significant portion of our revenue is concentrated with a limited number of customers. Approximately 58% of our total revenue was derived from two customers during the three months ended March 31, 2024. A disruption in our relationship with any one of these customers could materially adversely affect our business, results of operations, cash flows, and financial position. We could experience fluctuations in our customer base or the mix of revenue by customers as markets and strategies evolve or are affected by changes in the general economy or the food industry among other things. Our customers’ demand for our products may fluctuate due to factors beyond our or any such customer’s control. For example, in 2023, our customer orders were not placed at the volume nor pace that was anticipated due to a number of factors that include, among others, the Ukraine conflict, increased transportation costs, warehouse availability at customer and retailer concerns about a potential shift in retail consumption patterns as the COVID-19 pandemic subsided, all of which negatively impacted our revenue growth. Even a meaningful change in a customers’ inventory strategy could impact the industries demand and growth for any our product. If these customers were to reduce their purchases, we would lose a material amount or most of our current revenue. This would result in lower margins and materially adversely impact our business, results of operations, cash flows, and financial position.

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

Our operations rely on information technology systems for the use, storage, and transmission of sensitive and confidential information with respect to our customers, our employees, and other third parties. A malicious cybersecurity-related attack, intrusion, or disruption by either an internal or external source or other breach of the systems on which our platform and products operate, and on which our employees conduct business, could lead to unauthorized access to, use of, loss of, or unauthorized disclosure of sensitive and confidential information, disruption of our services, viruses, worms, spyware, or other malware being served from our platform, networks, or systems; and resulting regulatory enforcement actions, litigation, indemnity obligations, and other possible liabilities, as well as negative publicity, which could damage our reputation, impair sales, and harm our business. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing, employee theft, or misuse and denial-of-service attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). Cyberattacks may also gain publishing access to our customers’ accounts on our platform, using that access to publish content without authorization. Despite efforts to create security barriers to such threats, it is not feasible, as a practical matter, for us to entirely mitigate these risks. If our security measures are compromised as a result of third-party action, employee, customer, or user error, malfeasance, stolen, or fraudulently obtained log-in credentials or otherwise, our reputation would be damaged, our data, information or intellectual property, or those of our customers may be destroyed, stolen, or otherwise compromised, our business may be harmed and we could incur significant liability. We have not always been in the past and may be unable to in the future to anticipate or prevent techniques used to obtain unauthorized access to or compromise of our systems because they change frequently and are generally not detected until after an incident has occurred. We cannot be certain that we will be able to prevent vulnerabilities in our software or address vulnerabilities that we may become aware of in the future. In the past, we have experienced a cybersecurity-related incident. While it is believed that no information of ours or our customers was compromised as a result of the incident, we cannot be certain that will be the case in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by Borealis in its Current Report on Form 8-K/A filed with the SEC on April 15, 2024, we did not sell any securities during the period covered by this Quarterly Report that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Continuance, dated February 6, 2024.
3.2	By-Laws of Borealis Foods Inc.
3.3	Articles of Amalgamation by Arrangement and Plan of Arrangement, dated February 7, 2024.
3.4	Equity Incentive Plan of Borealis Foods Inc.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13A-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13A-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BOREALIS FOODS INC.
Date: May 20, 2024

	By:	/s/ Reza Soltanzadeh
Reza Soltanzadeh
Chief Executive Officer & Director

Date: May 20, 2024	-and-

	By:	/s/ Stephen Wegrzyn
Stephen Wegrzyn
Chief Financial Officer