Form 10-Q
period 2024-06-30
Borealis Foods Inc.
filed 2024-08-14
CIK 1852973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 14, 2024, 21,378,852 Common Shares of the registrant, no par value, were issued and outstanding.

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

Forward-looking statements may include, for example, statements about:

●	our limited operating history makes it difficult to evaluate our business and prospects;

●	we may be unable to execute our business plan or maintain our competitive position and high-level customer satisfaction if we fail to maintain adequate operational and financial resources, fail to obtain additional financing, particularly if we continue to grow rapidly;
●	we have substantial debt burden, a significant portion of which matures soon and requires repayment or refinancing;

●	our management team has limited experience managing a public company;
●	we are an early stage and emerging growth company and, as such, we are subject to all the risks associated with early stage and emerging growth companies;
●	we have identified material weaknesses in our internal control over financial reporting; if we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Common Shares;
●	our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern;
●	a significant portion of our revenue is concentrated with a limited number of customers;

●	adverse climate conditions may have an adverse effect on our business. We may take various actions to mitigate our business risks associated with climate change, which may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks;

●	our dependence on suppliers may materially adversely affect our operating results and financial position;

●	manufacturing and production forecasts are based on multiple assumptions. We must adequately estimate our manufacturing capacity and inventory supply. If we overestimate our demand and overbuild our capacity or inventory, we may have significantly underutilized assets. Underutilization of our manufacturing facilities can adversely affect our gross margin and other operating results;
i

●	we may experience volatility in costs for ingredients and packaging due to conditions that are difficult to predict;

●	our future success will depend, in part, on our ability to maintain our technological leadership, enhance our current food products, develop new food products that meet changing customer needs and preferences, advertise and market our food products, and influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis;

●	our business depends on our use of proprietary technology relying heavily on laws to protect such technology;

●	we will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives; and

●	other factors detailed in Part II. Item 1A. “Risk Factors” in this Quarterly Report.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report or incorporated by reference in our Form 8-K/A filed with the SEC on April 15, 2024.

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

ii

    Borealis Foods Inc. and Subsidiaries
    Form 10-Q for the Three and Six Months Ended June 30, 2024

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Borealis Foods Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets
Cash	$3,128,740	$7,615,630
Accounts receivable, net of allowance for credit losses of $283,159 as of June 30, 2024 and $224,433 as of December 31, 2023	2,545,286	1,775,756
Inventories, net	7,660,596	6,945,028
Prepaid expenses	1,811,416	845,878
Total current assets	15,146,038	17,182,292

Property, plant and equipment, net	46,063,648	46,408,540
Intangible assets	210,078	—
Right - of-use asset, net	87,697	108,469
Goodwill	1,917,356	1,917,356
Other non-current assets	169,685	169,685
Total assets	$63,594,502	$65,786,342

Liabilities and Shareholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$6,863,791	$10,887,730
Due to related parties	15,427,453	7,825,790
Convertible notes payable, current portion	—	47,300,000
Notes payable, current portion, net of capitalized loan costs	5,767,046	681,121
Operating lease payable, current portion	35,557	43,794
Finance leases payable, current portion	562,427	565,353
Total current liabilities	28,656,274	67,303,788

Line of credit	5,000,000	—
Convertible notes payable, net of current portion	3,000,000	3,000,000
Notes payable, net of current portion	14,011,608	13,509,189
Operating lease payable, net of current portion	43,794	71,119
Finance leases payable, net of current portion	1,414,643	1,683,308
Deferred tax liability	1,566,233	1,566,233
Total liabilities	53,692,552	87,133,637

Shareholders' equity (deficit)
Common shares, no par value	—	—
Additional paid-in capital	90,096,688	44,118,081
Accumulated deficit	(80,194,738)	(65,465,376)
Total shareholders' equity (deficit)	9,901,950	(21,347,295)
Total liabilities and shareholders' equity (deficit)	$63,594,502	$65,786,342

See accompanying notes.

Borealis Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Gross sales	$5,476,476	$6,826,725	$13,960,497	$15,605,266
Sales discounts & allowances	(151,196)	(379,641)	(739,784)	(803,408)
Revenue, net	5,325,280	6,447,084	13,220,713	14,801,858
Cost of goods sold
Raw materials	3,046,816	4,782,060	7,817,284	10,440,161
Labor and overhead	1,460,918	1,724,578	3,338,722	3,803,781
Depreciation	395,224	979,517	1,399,811	1,941,473
Total cost of goods sold	4,902,958	7,486,155	12,555,817	16,185,415
Gross profit (loss)	422,322	(1,039,071)	664,896	(1,383,557)
Selling, general and administrative expenses	5,611,669	5,409,066	12,827,257	9,628,697
Loss from operations	(5,189,347)	(6,448,137)	(12,162,361)	(11,012,254)

Other income (expense):
South Carolina grant revenue	—	—	—	158,995
Gain on foreign exchange rates	4,506	295	6,133	295
Interest expense	(1,098,783)	(1,838,937)	(2,559,018)	(3,369,519)
Total other expense	(1,094,277)	(1,838,642)	(2,552,885)	(3,210,229)
Loss before income taxes	(6,283,624)	(8,286,779)	(14,715,246)	(14,222,483)
Income tax expense	(14,116)	(15,216)	(14,116)	(15,092)
Net loss	$(6,297,740)	$(8,301,995)	$(14,729,362)	$(14,237,575)

Earnings per share from net loss
Basic	$(0.29)	$(0.77)	$(0.77)	$(1.33)
Diluted	$(0.29)	$(0.77)	$(0.77)	$(1.33)

Weighted average shares outstanding
Basic	21,378,890	10,731,583	19,229,233	10,731,583
Diluted	21,378,890	10,731,583	19,229,233	10,731,583
See accompanying notes

Borealis Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

	Three and Six Months Ended June 30, 2023
	Class A Common Shares		Class B Common Shares		Class C Common Shares		Class D Common Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Number of Shares	Common Shares	Number of Shares	Common Shares	Number of Shares	Common Shares	Number of Shares	Common Shares
Balance at January 1, 2023	100,000,000	$—	56,008,749	$—	6,345,000	$—	—	$—	$42,625,786	$(37,986,129)	$4,639,657
Expense related to stock options (Note 8)	—	—	—	—	—	—	—	—	193,554	—	193,554
Net loss	—	—	—	—	—	—	—	—	—	(5,935,580)	(5,935,580)
Balance at March 31, 2023	100,000,000	—	56,008,749	—	6,345,000	—	—	—	42,819,340	(43,921,709)	(1,102,369)
Expense related to stock options (Note 8)	—	—	—	—	—	—	—	—	98,436	—	98,436
Net loss	—	—	—	—	—	—	—	—	—	(8,301,995)	(8,301,995)
Balance at June 30, 2023	100,000,000	$—	56,008,749	$—	6,345,000	$—	—	$—	$42,917,776	$(52,223,704)	$(9,305,928)

See accompanying notes.

Borealis Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

	Three and Six Months Ended June 30, 2024
	Class A Common Shares		Class B Common Shares		Class C Common Shares		Class D Common Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Number of Shares	Common Shares	Number of Shares	Common Shares	Number of Shares	Common Shares	Number of Shares	Common Shares
Balance at January 1, 2024	100,000,000	$—	56,008,749	$—	6,345,000	$—	—	$—	$44,118,081	$(65,465,376)	$(21,347,295)
Expense related to stock options (Note 8)	—	—	—	—	—	—	—	—	1,273,053	—	1,273,053
Convertible debt converted to equity from reverse recapitalization	—	—	—	—	—	—	—	—	54,991,472	—	54,991,472
Assumption of debt from reverse recapitalization	—	—	—	—	—	—	—	—	(10,285,918)	—	(10,285,918)
Conversion to Newco shares from reverse recapitalization	(78,621,110)	—	(56,008,749)	—	(6,345,000)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(8,431,622)	(8,431,622)
Balance at March 31, 2024	21,378,890	—	—	—	—	—	—	—	90,096,688	(73,896,998)	16,199,690
Net loss	—	—	—	—	—	—	—	—	—	(6,297,740)	(6,297,740)
Balance at June 30, 2024	21,378,890	$—	—	$—	—	$—	—	$—	$90,096,688	$(80,194,738)	$9,901,950

See accompanying notes.

Borealis Foods, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Cash Flows from Operating Activities:
Net loss	$(14,729,362)	$(14,237,575)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense related to stock options	1,273,053	291,990
Depreciation and amortization	1,410,197	1,941,473
Amortization of loan costs	154,633	—
Provision for credit losses	58,726	—
Provision for inventory reserve	(21,165)	—
Changes in operating assets and liabilities:
Accounts receivable	(828,256)	(251,051)
Inventories	(694,403)	(1,136,973)
Prepaid expenses and other	(965,538)	462,067
Operating lease payable	(14,790)	—
Accounts payable and accrued expenses	3,353,414	1,720,815
Net cash used in operating activities	(11,003,491)	(11,209,254)

Cash flows from investing activities
Purchases of property, plant and equipment	(1,065,305)	(2,854,647)
Purchases of intangible assets	(210,078)	—
Proceeds from reverse capitalization	63,575	—
Net cash used in investing activities	(1,211,808)	(2,854,647)

Cash flows from financing activities
Net payments to related parties	—	(500,000)
Proceeds from convertible notes payable	3,000,000	25,000,000
Payments on finance leases payable	(271,591)	(240,796)
Payments on notes payable	—	(2,630,000)
Borrowings on line of credit	5,000,000	—
Net cash provided by financing activities	7,728,409	21,629,204

Net change in cash	(4,486,890)	7,565,303
Cash, beginning of period	7,615,630	5,146,616

Cash, end of period	$3,128,740	$12,711,919

Supplemental cash flow data
Cash paid during the period for:
Interest	$1,560,746	$1,195,439
Income taxes	14,116	15,092

Non-cash investing and financing activities
Conversion of notes payable into Class A shares	(54,991,472)	—
Note payable supplier finance	2,747,833	—
Note payable accounted for as due to related party	7,601,661	—
See accompanying notes.

Borealis Foods, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2024 and 2023

1. Description of Business and Summary of Significant Accounting Policies

Overview

These unaudited condensed consolidated financial statements include the financial statements of Borealis Foods, Inc. (“Borealis”), and its subsidiaries: Palmetto Gourmet Foods Inc. (“PGF”), Palmetto Gourmet Foods Real Estate I, Inc. (“PGF RE I”), Palmetto Gourmet Foods Real Estate II, Inc. (“PGF RE II”), and Borealis IP, Inc ("Borealis IP") (collectively the “Company”).

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

Borealis IP holds the intellectual property of the Company.

Intercompany balances and transactions have been eliminated in consolidation.

Reverse Recapitalization Transaction

On February 23, 2023, Borealis Foods Inc., a corporation incorporated under the laws of Canada (“Legacy Borealis”) entered into a Business Combination Agreement (as amended, amended and restated, supplemented, or otherwise modified from time to time, the "Business Combination Agreement") with Oxus Acquisition Corp. (“Oxus”) and 1000397116 Ontario Inc., an Ontario corporation and a wholly owned subsidiary of Oxus (“Newco”). On February 7, 2024, Legacy Borealis, Oxus, and Newco consummated the transactions (collectively, the “Reverse Recapitalization”) contemplated by the Business Combination Agreement by means of a statutory arrangement under the Canada Business Corporations Act and the Business Corporations Act (Ontario), implemented in accordance with the terms and conditions set forth in the Business Combination Agreement and the related plan of arrangement (as amended, amended and restated, supplemented, or otherwise modified from time to time, the “Plan of Arrangement”) following the approval at an extraordinary general meeting of the shareholders of Oxus held on February 2, 2024.

Pursuant to the terms of the Business Combination Agreement, among other things: (i) Oxus domesticated and continued as a corporation under the laws of Ontario, Canada (“New Oxus”); and (ii) pursuant to the Plan of

Borealis Foods, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2024 and 2023

Reverse Recapitalization Transaction (continued)

Arrangement, (a) Newco and Legacy Borealis amalgamated (the “Legacy Borealis Amalgamation”, and the amalgamated corporation resulting therefrom, “Amalco”), with Amalco surviving the Legacy Borealis Amalgamation as a wholly-owned subsidiary of New Oxus; and (b) following the Legacy Borealis

Amalgamation, New Oxus and Amalco amalgamated (the “Borealis Amalgamation,” and together with the Legacy Borealis Amalgamation, the “Amalgamations,” and the corporation resulting therefrom, “Borealis,” as a corporation amalgamated under the Business Corporations Act (Ontario)), with Borealis surviving the Borealis Amalgamation. Borealis continues under the name “Borealis Foods Inc.”

Accounting Impact of the Reverse Recapitalization

The transaction was accounted for as a reverse recapitalization. Oxus Acquisition Corp. was deemed the accounting predecessor and Borealis is the successor Securities and Exchange Commission (“SEC”) registrant.

Under this method of accounting, Oxus was treated as the acquired company for financial statement reporting purposes. For accounting purposes, Legacy Borealis was deemed to be the accounting acquiror in the transaction and, consequently, the transaction was treated as a recapitalization of Legacy Borealis. Accordingly, the consolidated balance sheets and results of operations of Legacy Borealis became the historical financial statements of Borealis, and Oxus’ assets, liabilities, and results of operations were consolidated with Legacy Borealis’ beginning on February 7, 2024. The net assets of Oxus were recognized at carrying value, with no goodwill or other intangible assets recorded. Transaction costs incurred and unpaid by Oxus were converted into debt (Note 4) and show as a reduction in additional paid-in capital.

Going Concern

The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company suffered recurring losses from operations through June 30, 2024 that raise substantial doubt about its ability to continue as a going concern.

The Company was in a net loss position and had negative cash flows from operations for the periods ended June 30, 2024 and 2023.

The Company expects lower operating costs for the remainder of 2024 as the Company incurred approximately $1,506,000 of transaction expenses, and $1,273,000 of employee stock compensation expenses related to the Reverse Recapitalization.

As a result, substantial doubt continues to exist about the ability of the Company to continue as a going concern within one year from August 14, 2024, the date that the condensed consolidated financial statements were available to be issued.

Borealis Foods, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2024 and 2023

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and the Company’s functional currency is the US Dollar.

We have condensed certain categories of information in our consolidated financial statements to enhance the readability and understanding of those statements by making them more succinct. As a result, certain footnote disclosures we normally include in our annual consolidated financial statements have been omitted but remain prepared in accordance with US GAAP and the rules and regulations of the SEC. In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our unaudited condensed consolidated balance sheet and unaudited condensed consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023 contained in Form 8-K/A filed by Borealis April 15, 2024. Certain prior period amounts have been reclassified to conform to current period presentation.

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

Cash Equivalents

The Company classifies all highly liquid securities with stated maturities of three months or less from the date of purchase as cash equivalents. There were no cash equivalents as of June 30, 2024 and December 31, 2023.

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

Prepaid Expenses

Prepaid expenses include approximately $1,811,000 and $846,000 composed primarily of prepaid insurance, of deposits on inventory purchases and property, plant and equipment purchases as of June 30, 2024 and December 31, 2023, respectively.

Borealis Foods, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2024 and 2023

Property, Plant and Equipment, net

Property, plant, and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets or, where applicable, based on actual machine hours utilized. Management has opted to depreciate the manufacturing lines and related assets using the machine hours method, as it provides a more accurate reflection of the actual utilization and wear of these assets. This approach ensures that the depreciation expense aligns more closely with the assets' usage patterns, thereby improving the matching of costs with related revenues.

This change in depreciation method was a change in estimate effected by a change in accounting principle and accordingly was accounted for prospectively in accordance with relevant guidance. The change in the method of calculating depreciation resulted in an increase in net income of $590,000 for both the three-month and six-month periods ended June 30, 2024. Since this adjustment is applied prospectively, it has no impact on the financial results for periods prior to June 30, 2024. The total cost basis of machinery subject to depreciation over machine hours was approximately $35,275,000 as of June 30, 2024 and $35,255,000 as of December 31, 2023.

Straight-line assets:

Buildings and improvements	10-30 years
Furniture, fixtures and equipment	3-15 years

Construction in progress includes the cost of property, plant and equipment being constructed or otherwise not yet in service. Costs include materials, labor, capitalized interest, engineering and testing costs, and other costs necessary to get the assets ready for their intended use.

Intangible Assets

Patents are recorded at cost and are amortized on a straight-line basis over their estimated useful lives. The carrying value of patents is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Borealis Foods, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2024 and 2023

Goodwill

The Company’s goodwill resulted from a prior year acquisition. Goodwill is not amortized but is reviewed annually for impairment or more frequently as events or circumstances indicate its carrying amount may not be recoverable. No impairment losses were recorded for the six month period ended June 30, 2024 or for the year ended December 31, 2023.

Amounts Due to Related Parties

Amounts due to related parties (Company shareholders and entities controlled by Company shareholders) total $15,427,453 as of June 30, 2024 and $7,825,790 as of December 31, 2023. This related party liability is comprised of a note payable to a shareholder in the amount of $7,325,790, due on demand and bearing interest at 10% annually. An additional note payable to a shareholder in the amount $500,000 at June 30, 2024 and December 31, 2023, respectively, bears interest at 10% annually and is due December 31, 2024. The remaining $7,601,661 shareholder note payable was a result of expenses recognized by Oxus and resulted in reduction of contributed equity at the Reverse Recapitalization. This note matures in February 2025, and is non interest bearing.

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

Revenue and Cost Recognition and Accounts Receivable

The Company's revenue is primarily generated from the sale of food products. These sales contain a single performance obligation.  Revenue is recognized at a point in time and the Company recognizes revenue upon shipment of goods when ownership, risk, and rewards transfer to the customer. Certain of the Company's contracts with customers include variable consideration consisting of payment discounts and promotions.  These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons, slotting fees and other trade activities. Provision for discounts and incentives are recorded in the same period in which the related revenues are recognized.  Gross revenues for the three and six month periods ended June 30, 2024 and 2023 were approximately $5,476,000 and $6,827,000 for the three months ended and $13,960,000 and $15,605,000 for the six months ended June 30, 2024 and 2023, respectively.

Total payment discounts and promotions were approximately $151,000 and $380,000 resulting in net revenues of approximately $5,325,000 and $6,447,000 for the three month periods ended June 30, 2024 and 2023, respectively. Total payment discounts and promotions were approximately $740,000 and $803,000 resulting in net revenues of approximately $13,221,000 and $14,802,000 for the six month periods ended June 30, 2024 and 2023, respectively.

Borealis Foods, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2024 and 2023

Revenue and Cost Recognition and Accounts Receivable (continued)

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

The Company incurred significant production training expenses for the three and six month periods ended June 30, 2024 and 2023, totaling approximately $405,000 and $699,000 for the three months ended and $887,000 and $1,479,000 for the six months ended, respectively, due to PGF adding production capabilities during both periods. These costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations as it was not directly attributable to finished goods production.

The Company’s cost of goods sold represent materials, direct labor costs, and allocated overheads associated with the sale of finished goods to customers.

Advertising

Costs associated with advertising are expensed as incurred and are included in selling, general and administrative expenses. Advertising costs expensed for the three and six month periods ended June 30, 2024 and 2023 were approximately $2,424,000 and $1,327,000 for the three months ended and $3,950,000 and $1,366,000 for the six months ended, respectively.

In April 2023, the Company entered into a multi-year agreement for a marketing representative to assist in the recipes for three co-branded private label ramen noodles as well to be utilized in marketing of the Company for the marketing representative's name, image, likeness and voice. This agreement includes a service fee, an investment stake in the Company, and a royalty agreement on future co-branded sales. The service fee under this agreement is expensed on a straight-line basis under the terms of the contract. Prepayments made under the agreement are included in prepaid expenses. No sales subject to the royalty agreement were made for the six months ended June 30, 2024 and 2023. The marketing representative has a world-wide reputation within the gourmet food industry. We believe this agreement will assist us to increase our presence in the ramen noodle market

Borealis Foods, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2024 and 2023

Research and Development Costs

Research and development costs have been expensed in the period incurred. Research and development costs consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, share-based compensation, scale-up expenses, depreciation and amortization expenses on research and development assets, and facility lease costs. Scale-up expenses include material waste costs, production personnel costs, and related expenses. Research and development efforts are focused on enhancements to our existing product formulations and production processes in addition to the development of new products. The Company expects to continue investing in research and development over time, as research and development and innovation are core elements of our business strategy, and the Company believes they represent a critical competitive advantage. The Company believes continued innovation will capture a larger share of consumers through additional revenue streams. Research and development expenses for the three and six months ended June 30, 2024 and 2023 were approximately $50,000 and $0 for the three months ended and $86,000 and $200,000 for the six months ended, respectively, and are included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations.

Business Development Costs

Business development expenses include all costs associated with directly growing and expanding a business segment, such as advertising, market research, and training. These costs include staff salaries, travel expenses, and consulting expenses that the Company incurs while searching for new opportunities and maintaining current relationships. Business development expenses for the three and six months ended June 30, 2024 and 2023 were approximately $411,000 and $211,000 for the three months ended and $1,170,000 and $314,000 for the six months ended, respectively, and are included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations.

Transaction Costs

On February 23, 2023, the Company signed a definitive business combination agreement with Oxus which was consummated on February 7, 2024 and described further in Note 1. In connection with this agreement, the Company has incurred transaction costs of approximately $0 and $1,311,000 for the three months ended and $1,506,000 and $2,866,000 for the six months ended June 30, 2024 and 2023, respectively. Transaction costs have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Concentration of Risk

The Company maintains cash balances at financial institutions in excess of federally insured limits as of June 30, 2024 and December 31, 2023. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. The Company holds cash at well-known banks and does not believe that it is exposed to any significant credit risks on its cash.

Borealis Foods, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2024 and 2023

Concentration of Risk (continued)

The Company extends unsecured credit to its customers in the ordinary course of business. Payment terms are generally net 30 days with discounts amounting up to 2% for early payments. Accounts receivables are written off when they are determined to be uncollectible based on the financial stability of its customers and existing economic conditions.

Sales to three customers accounted for approximately 52% and sales to two customers accounted for approximately 74% of net revenues for the three month periods ended June 30, 2024 and 2023, respectively. Sales to three customers accounted for approximately 53% and 74% of net revenues for the six month periods ended June 30, 2024 and 2023, respectively. Accounts receivable from three and two customers amounted to approximately 55% and 84% of total accounts receivable as of June 30, 2024 and 2023, respectively. Substantially all of the Company’s sales for the three and six month periods ended June 30, 2024 and 2023 sales occurred in the United States and Canada.

Purchases from 10 vendors accounted for approximately 51% and 55% of purchases during the three months ended and 48% and 55% of purchases for the six month periods ended June 30, 2024 and 2023, respectively. Accounts payable to these vendors totaled approximately $689,000 and $971,000 as of June 30, 2024 and 2023, respectively.

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
For the Three and Six Months Ended June 30, 2024 and 2023

Fair Value Measurements (continued)

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

The Company does not have assets measured at fair value on a recurring basis. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable, and accounts payable approximate their fair values due to the short-term nature of these instruments.

There is no material difference between the carrying amounts and fair values of the Company’s debt obligations, notes payable, line of credit and convertible notes payable, as interest rates approximate current market rates for similar types of debt instruments (Level 2).

Disclosures about the fair value of financial instruments are based on pertinent information available to management as of June 30, 2024 and December 31, 2023. Although management is not aware of any factors that would significantly affect the reasonableness of the fair value amounts, such amounts were not comprehensively revalued for purposes of these unaudited condensed consolidated financial statements and current estimates of fair value may differ significantly from the amounts presented herein.

Stock Based Compensation

The Company accounts for its stock compensation arrangements at fair value in accordance with ASC 718 - Compensation - Stock Compensation. Compensation cost relating to share-based payment transactions is recognized in the Company’s condensed consolidated financial statements based on the estimated fair value of the instruments issued. The Company measures the cost of employees’ services in exchange for stock awards based on the grant-date fair value of the award using the Black Scholes model and recognizes the cost over the period the employee is required to provide services for the award, which is the vesting period. The Company accounts for forfeitures as they occur.

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
For the Three and Six Months Ended June 30, 2024 and 2023

Warrants (continued)

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

2. Inventories, net

Inventories were as follows:

	June 30, 2024	December 31, 2023
Raw materials	$5,902,265	$5,190,811
Finished goods	1,968,129	1,942,850
Reserve for obsolete inventory	(209,798)	(188,633)
	$7,660,596	$6,945,028

3. Property, Plant and Equipment, net

Property, plant and equipment were as follows:

	June 30, 2024	December 31, 2023
Building and improvements	$10,108,915	$10,108,917
Furniture, fixtures and equipment	42,673,155	42,594,605
Construction in progress	6,044,087	5,078,103
	58,826,157	57,781,625
Less: accumulated depreciation	(12,762,509)	(11,373,085)
	$46,063,648	$46,408,540

Depreciation expense recorded in the three and six month periods ended June 30, 2024 and 2023 was approximately $395,000 and $962,000 for the three months ended and $1,400,000 and $1,900,000 for the six months ended, respectively, which is included as a component of cost of goods sold.

Borealis Foods, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2024 and 2023
4. Debt

In 2022, the Company issued $20,000,000 of convertible notes payable that, after an extension was negotiated, mature in February 2024 (unless converted) and bear interest at 10% annually. On or before the earlier of the maturity date or a “qualified financing event”, as defined in the note agreements, the outstanding principal and interest may be converted, at the option of the holder, into common shares of the Company.  The number of shares of common shares received in the conversion will equal the quotient of (i) the outstanding principal and interest as of the date immediately before the completion of the qualified financing event, divided by (ii) an amount equal to the “valuation cap” divided by the “fully diluted basis” (terms as defined in the agreements) and discounted by five (5%) percent. The notes and accrued interest were converted into 2,189,997 common shares with the consummation of the Reverse Recapitalization with Oxus.

In 2022, the Company issued $4,800,000 in convertible notes payable. During 2023, $4,500,000 of these notes matured without conversion and were repaid by the Company. The remaining $300,000 of convertible notes payable bear interest at 10% annually and, after an extension was negotiated, mature in February 2024 (unless converted). The outstanding principal and interest under the remaining convertible notes may be converted, at the option of the holder, into the same equity as issued upon the Company’s issuance of preferred or common shares of at least $10,000,000 (“qualified financing event”), either as a single round or a lead round, at 80% of the per share price paid during the qualified financing event. The notes and accrued interest were converted into 40,544 common shares with the consummation of the Reverse Recapitalization of Oxus.

In 2023, the Company issued $27,000,000 of convertible notes payable, of which $27,000,000 matures in 2024 (unless converted) and bear interest at 10% annually. On or before the earlier of the maturity date or a “qualified financing event”, as defined in the note agreements, the outstanding principal and interest may be converted, at the option of the holder, into common shares of the Company. The number of common shares received in the conversion will equal the quotient of (i) the outstanding principal and interest as of the date immediately before the completion of the qualified financing event, divided by (ii) an amount equal to the “valuation cap” divided by the “fully diluted basis” (terms as defined in the agreements) and discounted by five (5%) percent. The notes and accrued interest were converted into 3,787,585 common shares in connection with the consummation of the Reverse Recapitalization with Oxus.

In 2021, the Company issued a $3,000,000 convertible note that matures in 2026 (unless converted) and bears interest at 3% annually. Accrued interest is payable monthly. The outstanding principal and interest under the convertible note may be converted, at the option of the holder, into the same equity as issued upon the Company’s issuance of preferred or common shares of at least $10,000,000 (a “qualified financing event”), either as a single round or round, at 85% of the per share price paid during the qualified financing event. The note holder elected not to convert at the Reverse Recapitalization and therefore the note is due at maturity.

Borealis Foods, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2024 and 2023
4. Debt (continued)

In January 2024, the Company issued a $3,000,000 convertible note payable that matures in 2024 (unless converted) and bears interest at 10% annually. Accrued interest is payable upon maturity, or converted into equity. The convertible note may be converted into securities, at the option of the holder, based upon a formula considering the outstanding principal and interest and the Company’s value, including a valuation cap. The note was converted into 375,925 common shares with the consummation of the Reverse Recapitalization with Oxus.

During 2023, the Company entered into a $25,000,000 financing agreement with a maturity date in August 2026. Under this agreement, the Company has a $15,000,000 term facility which was used to pay off the existing line of credit. In March 2024, the company entered into an amendment to extend the maturity date of the term facility to March 2028. Under the amendment, payments of $83,000 are due monthly beginning in March 2025 with a lump sum payment of $12,167,000 due at maturity. Interest accrues at the prime rate plus an applicable margin of 4.75% per annum and is payable monthly.

In conjunction with this agreement, loan fees of approximately $931,000 were capitalized in 2023.

Amortization expense of approximately $77,000 and $155,000 was recorded on the fees for the three and six month periods ended June 30, 2024.

In addition to the term facility, the Company obtained a $10,000,000 line of credit to fund working capital needs in support of its growth strategy. Interest accrues at the prime rate plus the applicable margin of 4.50%. Interest is due and payable monthly beginning in September 2023. The line of credit includes an unused line fee of 0.25% per annum beginning on closing date through six months and increases to 0.50% per annum thereafter. As of June 30, 2024 and December 31, 2023 the line of credit had $5,000,000 and $0 drawn upon it, respectively.

In the period leading up to the reverse recapitalization, significant transaction costs were incurred by both parties. In total, four notes payable of $13,035,374 were issued for the transaction debt and mature in 2025. Details for the notes are as follows:

Note 1 – Incurred by Borealis. The related expenses were recognized as incurred by Borealis and the trade payable was subsequently reclassified to notes payable. Note 1 was issued in the original principal amount of $2,138,828. The note matures in February 2025, and bears interest at 10% per annum.

Note 2 – Incurred by Borealis. The related expenses were recognized as incurred by Borealis and the trade payable was subsequently reclassified to notes payable. Note 2 was issued in the original principal amount of $1,314,875. The note matures in February 2025, and bears interest at 10% per annum.

Note 3 – Incurred by Oxus. The related expenses were recognized by Oxus and resulted in a reduction of contributed equity at the reverse recapitalization. Note 3 was issued in the original principal amount of $1,980,800. The note matures in February 2025, and bears interest at 8% per annum.

Borealis Foods, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2024 and 2023
4. Debt (continued)

Note 4 – Incurred by Oxus. The related expenses were recognized by Oxus and resulted in a reduction of contributed equity at the reverse recapitalization. Note 4 was issued in the original principal amount of $7,601,661. The note matures in February 2025, is non-interest bearing and payable to a related party.

Debt balances outstanding as of June 30, 2024 are due as follows: $6,267,000 in 2025; $9,000,000 in 2026; $1,000,000 in 2027; and $12,167,000 in 2028.

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

The total income tax provision (benefit) expense recorded for the three months ended June 30, 2024 and 2023 was $14,000 and $15,000, respectively, on a consolidated pre-tax book loss of approximately $6,284,000 and $8,287,000 in the three month periods ended June 30, 2024 and 2023, respectively. The total income tax provision (benefit) expense recorded for the six months ended June 30, 2024 and 2023 was approximately $14,000 and $15,000, respectively, on a consolidated pre-tax book loss of approximately $14,715,000 and $14,222,000 in the six month periods ended June 30, 2024 and 2023, respectively.

The Company’s tax provision is based on a projected effective rate based on annualized amounts applied to actual income to date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of capital loss and net operating loss (“NOL”) carryforwards is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration. The Company currently provides a valuation allowance against the full amount of the NOLs since the Company is uncertain as to the realization of the full amount of benefits in the future. The Company will continue to assess the need for, and the amount of, the valuation allowance at each reporting period.

Transactions for which tax deductibility or the timing of tax deductibility is uncertain are analyzed by management based on their technical characteristics. The Company recognizes accrued interest and penalties, if any, related to uncertain tax positions in income tax expense. Management has determined that the Company does not have any uncertain tax positions or associated unrecognized tax benefits that materially impact the condensed consolidated financial statements or related disclosures.  As a result, at June 30, 2024, the Company did not have a liability for unrecognized tax benefits, interest or penalties under United States or Canadian tax law. The Company paid no penalties during the three and six month period ending June 30, 2024.

Borealis Foods, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2024 and 2023
5. Income Taxes (continued)

The Company files income tax returns in the Canadian and U.S. federal jurisdictions, and in South Carolina. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2021. There are no tax examinations currently in progress.

6. Contingencies

From time to time, the Company is involved in legal proceedings in the normal course of business. Management does not believe that the final resolution of any such legal proceedings will have a material effect on the unaudited condensed consolidated financial position or results of operations of the Company.

7. Warrants

The following represents a summary of warrants outstanding and exercisable on June 30, 2024:

Description	Issue Date	Classification Exercise	Price	Expiration Date	Outstanding Shares	Exercisable Shares
Private Placement Warrants	9/13/2021	Equity	$11.50	2/7/2029	$9,300,000	$9,300,000
Public Warrants	9/13/2021	Equity	$11.50	2/7/2029	17,250,000	17,250,000
					$26,550,000	$26,550,000

Following the closing of the Reverse Recapitalization, New Borealis has the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of New Borealis Common Shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 days within a 30 trading day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which New Borealis gives proper notice of such redemption and provided certain other conditions are met.

The public warrants are identical to the private placement warrants in material terms and provisions, except the private placement warrants were not transferable, assignable or salable until 30 days after the completion of the Reverse Recapitalization.

8. Stock Option Plan

During 2022, the Company created a stock option plan (the “Plan”) that provides for the granting of options to certain employees for the purchase of the Company’s class D common shares. The Plan provides for the grant of stock options for eligible employees as determined by the Board of Directors and does not guarantee employment rights. During the six month period ended June 30, 2024 and 2023 the Company granted options to purchase 333,574 and 227,666 shares, respectively, of the Company’s common shares at an exercise price of

Borealis Foods, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2024 and 2023
8. Stock Option Plan (continued)

$0.0001 per share. The weighted-average grant date fair values of options granted was $0.60 per share. The fair values of the stock-based awards granted were calculated with the following assumptions:

Risk-free interest rate	3.81%
Expected term (years)	5-10
Expected volatility	80.00%
Dividend yield	0.00%

For the three and six month periods ended June 30, 2024 and 2023, the Company recorded approximately $0 and $98,000 for the three months ended and $1,273,000 and $292,000 for the six months ended, respectively, of stock-based compensation expense. On February 7, 2024, as a result of the Reverse Recapitalization (Note 1),
4,000,000 stock options were exercised and converted at an exchange ratio of 0.0661 into 264,400 shares of Newco Class A common stock. This stock option plan was closed upon the business combination and a new equity incentive plan was approved and implemented as of February 7, 2024.

Stock option activity for the periods ended June 30, 2024 and 2023 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life(Years)
Options outstanding at December 31, 2022	3,468,760	0.0001	6.65
Granted	227,666	0.0001	6.65
Exercised	—	—	—
Expired or forfeited	—	—	—

Options outstanding at June 30, 2023	3,696,426	0.0001	6.15

Options outstanding at December 31, 2023	3,666,426	0.0001	8.10
Granted	333,574	0.0001	8.10
Exercised	(4,000,000)	0.0001	—
Expired or forfeited	—	—	—

Options outstanding at June 30, 2024	—	—	—

Borealis Foods, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2024 and 2023
9. Earnings per share

Basic earnings or loss per share is based on the weighted average of number of common shares outstanding for the period. For the purposes of calculating diluted earnings per share, the number of shares outstanding has been adjusted for the dilutive effects of warrants.

Basic earnings (loss) per share calculation	Three months ended		Six Months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net income (loss) available to common shareholders	$(6,297,740)	$(8,301,995)	$(14,729,362)	$(14,237,575)
Weighted average common shares outstanding (basic)	21,378,890	10,731,583	19,229,233	10,731,583
Basic earnings (loss) per share from net income	$(0.29)	$(0.77)	$(0.77)	$(1.33)

Diluted earnings (loss) per share calculation
Net income (loss) available to common shareholders	$(6,297,740)	$(8,301,995)	$(14,729,362)	$(14,237,575)
Weighted average common shares outstanding (basic)	21,378,890	10,731,583	19,229,233	10,731,583
Warrants	—	—	—	—
Weighted average common shares outstanding (diluted)	21,378,890	10,731,583	19,229,233	10,731,583
Diluted earnings (loss) per share from net income *	$(0.29)	$(0.77)	$(0.77)	$(1.33)

*In periods where the Company has incurred a net loss, diluted earnings per share is based on the number of common shares issued and outstanding as including the effects of warrants would be anti-dilutive.

10. Subsequent Events

The Company evaluated events and transactions after June 30, 2024 through August 14, 2024, the date the condensed consolidated financial statements were available to be issued, for subsequent events requiring disclosure in these financial statements. The Company identified the following subsequent events:

Subsequent to the balance sheet date, the Company entered into a contract manufacturing agreement with a major multi-national food company, expected to enhance its market presence and operational capabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report, and our audited consolidated financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2023 (“Annual Report”) and our Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on April 15, 2024. This discussion and analysis may contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties, and assumptions, including, but not limited to, risks and uncertainties discussed under the heading ‘Cautionary Note on Forward-Looking Statements,’ in this Quarterly Report and in Part I, Item 1A “Risk Factors” included in our Annual Report. In this section, unless otherwise indicated or the context otherwise requires, references in this section to “Borealis,” the “Company,” “we,” “us,” “our” and other similar terms refer to Borealis Foods Inc. References to “Oxus” refer to Oxus Acquisition Corp.

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

The Reverse Recapitalization

On February 23, 2023, Borealis Foods Inc., a corporation incorporated under the laws of Canada (“Legacy Borealis”), entered into a Business Combination Agreement (as amended, amended and restated, supplemented, or otherwise modified from time to time, the "Business Combination Agreement") with Oxus Acquisition Corp. (“Oxus”) and 1000397116 Ontario Inc., an Ontario corporation and a wholly owned subsidiary of Oxus (“Newco”). On February 7, 2024, Legacy Borealis, Oxus, and Newco consummated the transactions (collectively, the “Reverse Recapitalization”) contemplated by the Business Combination Agreement by means of a statutory arrangement under the Canada Business Corporations Act and the Business Corporations Act (Ontario), implemented in accordance with the terms and conditions set forth in the Business Combination Agreement and the related plan of arrangement (as amended, amended and restated, supplemented, or otherwise modified from time to time, the “Plan of Arrangement”) following the approval at an extraordinary general meeting of the shareholders of Oxus held on February 2, 2024.

Pursuant to the terms of the Business Combination Agreement, among other things: (i) Oxus domesticated and continued as a corporation under the laws of Ontario, Canada (“New Oxus”); and (ii) pursuant to the Plan of Arrangement, (a) Newco and Legacy Borealis amalgamated (the “Legacy Borealis Amalgamation”, and the amalgamated corporation resulting therefrom, “Amalco”), with Amalco surviving the Legacy Borealis

Amalgamation as a wholly-owned subsidiary of New Oxus; and (b) following the Legacy Borealis Amalgamation, New Oxus and Amalco amalgamated (the “Borealis Amalgamation,” and together with the Legacy Borealis Amalgamation, the “Amalgamations,” and the corporation resulting therefrom, “Borealis,” as a corporation amalgamated under the Business Corporations Act (Ontario)), with Borealis surviving the Borealis Amalgamation. Borealis continues under the name “Borealis Foods Inc.”

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

Results of Operations

Comparison of the Six Months Ended June 30, 2024 and 2023

The following sets forth a summary of our results of operations for the presented months (in $ thousands):

	For the Six Months Ended, June 30,
	2024 (Unaudited)		2023 (Unaudited)		2024 vs 2023 Variance
	$	% of Revenues, net	$	% of Revenues, net	$	% of Prior Period
Revenues
Gross sales	13,961		15,605		(1,644)
Sales discounts & allowances	(740)	(6)%	(803)	(5)%	63	(1)%
Revenue, net	13,221		14,802		(1,581)

Total cost of goods sold	12,556	95%	16,185	109%	(3,629)	(14)%

Gross profit (loss)	665	5%	(1,383)	(9)%	2,048	14%

Total sales, marketing and business development	3,950	30%	1,896	13%	2,054	17%
Total training	887	7%	1,479	10%	(592)	(3)%
Total general & administrative expenses	7,990	60%	6,254	42%	1,736	18%
	12,827	97%	9,629	65%	3,198	32%

Loss from operations	(12,162)	(92)%	(11,012)	(74)%	(1,150)	(18)%

Total other expense	(2,553)	(19)%	(3,210)	(22)%	657	3%

Loss before income taxes	(14,715)	(111)%	(14,222)	(96)%	(493)	(15)%

Income Tax expense	(14)	—%	(15)	—%	1	—%

Net loss	$(14,729)	(111)%	$(14,237)	(96)%	(492)	(15)%

Net Sales. We generate revenue from the sale of plant-based, ready-to-eat meals. Net Sales are reported net of discounts, returns, and allowances. In the six months ended June 30, 2024, net sales decreased by $1.6 million or 11%, over the six months ended June 30, 2023 due to pricing negotiations with our largest customer and significant price reductions. At the end of 2023, management chose to seek to improve profitability through customer and product mix diversification. Our strategic approach to product diversification and market adaptability is yielding positive results. By balancing our portfolio, tapping into new segments, and re-engaging with existing products, we believe that we are well-positioned for sustained growth. We believe this data underscores our resilience and strategic vision in navigating market dynamics and driving business success. Our efforts in diversifying our client base and strengthening relationships have resulted in notable improvements, setting a positive trajectory for anticipated sustained growth. The first and second quarters of our fiscal years have historically been our slow seasons due to cultural practices of consuming soup products in fall and winter months. Our new retail distribution, strategic partnerships with major multi-national food companies and institutional sales are expected to commence in third and fourth quarters of 2024. Sales discounts and allowances increased to 6% of net sales in the second fiscal quarter of 2024 from 5% in the corresponding quarter of 2023. This increase can be attributed primarily to changes in product mix and a decreased reliance on one single customer. Slotting fees increased as we reduced our concentration of credit risk by diversifying our customer mix. We anticipate that the impact of sales discounts and allowances, including slotting fees, will soften as we expand our distribution globally.

Cost of Goods Sold. Our cost of goods sold decreased by $3.6 million in the six months ended June 30, 2024, representing a 14% improvement as a percentage of net sales compared to the six months ended June 30, 2023. Cost of goods sold is divided into five categories: raw material costs, direct and indirect labor, overhead costs (primarily energy expenses) and depreciation. We are seeking to optimize our supply chain with better pricing from suppliers as inflation pressures decrease. We experienced a decrease in raw material costs, direct and indirect labor, and energy expenses as a percentage of net revenues that were disproportionately high due to plant capacity utilization under 12%. As we increase our plant utilization the labor and overhead rates, as a percentage of sales are expected to improve.

Depreciation Expense. Depreciation expense decreased by $0.5 million in the six months ended June 30, 2024, and as a percentage of sales, it decreased 2%, compared to the six months ended June 30, 2023. Following a comprehensive review in the first quarter of 2024, management has decided to adopt a machine-hour-based depreciation method for its manufacturing lines and related assets. We believe this new approach better aligns with the actual usage and utilization of the assets. As a result, effective April 1, 2024, the Company changed its estimates of the useful lives of its machinery to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of the machinery and equipment that was previously calculated in years were changed to hours of production method.

Gross Profit. Gross profit increased by $2.0 million, or 14%, as a percentage of net sales for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Gross profit improvement is a direct result of customer diversification and product mix. During the second quarter of 2024, higher margin products accounted for 55% of net sales, for the six months ended June 30, 2024 compared to 7% for the six months ended June 30, 2023.

By the end of the second quarter of 2023, raw material pricing began to stabilize from the peaks observed in 2022. During the first quarter of 2024, a major retailer requested significant price deductions by way of promotions. Management’s decision in not agreeing to price deductions resulted in our ability to manage customer and product mix which contributed to our gross profit improvement for the six month period. Food service sales slated for 2023 were postponed to 2024 due to the timing of the school calendar. Numerous bids have been awarded which we anticipate will result in a significant increase in school orders for the 2024-2025 school year.

Training. Training costs decreased by 3% as a percentage of net sales during the six months ended June 30, 2024, driven by enhanced operational efficiency as two production lines entered their second year. Personnel numbers are expected to fluctuate in response to demand and capacity requirements. Our emphasis on providing training and continuing education continues to have a positive impact on efficiency and productivity, improving Borealis' competitive position to compete in the highly competitive food sector on a global scale.

Sales, Marketing and Business Development. Sales, Marketing and Business Development expenses increased by $2.1 million in the six months ended June 30, 2024, representing a 17% increase as a percentage of net sales compared to the Sales and Marketing expenses in the six months ended June 30, 2023. We allocate a significant portion of our Sales and Marketing budget to cover various expenses, including personnel costs, advertising expenditures, and associated occupancy expenses. The increase in Sales, Marketing, Business Development expenses is primarily attributable to one time business development costs to Walmart and Sam’s Club of $1.4 million in the Second quarter, brand ambassador costs $0.8 million and Feeding America $0.2 million are included in the six months ended June 30, 2024.Marketing spend will continue to focus on creating awareness of the food brands and supporting sales. Our strategic approach has balanced traditional and digital marketing tactics in support of our retail relationships. This has included retailer specific, digital advertising, e-commerce programs, social media content and ads, social media influencers as well as major celebrity alliances to drive sales. Our multi-platform approach is a competitive strategy that leverages advanced algorithmic and artificial intelligence (AI) tools to increase our speed of execution as well as being able to geo-target ads and content to specific customer markets.

G&A. General and Administrative expenses increased by $1.7 million and represented 60% of net sales in the six months ended June 30, 2024 compared to 42% in the six months ended June 30, 2023. The increase is primarily due to professional fees incurred in connection with the Reverse Recapitalization of approximately $1.5 million. Salaries and benefits increased by $0.7 million, insurance increased $0.1 million due to additional insurance as a result of the Reverse Recapitalization, and increase of $1.1 million in stock compensation expense during the first quarter of 2024 as a result of stock options fully vesting and converting into shares of the Company in conjunction with the Reverse Recapitalization.

Other Expense (Income). Other expenses decreased by $0.7 million in the six months ended June 30, 2024, with interest expenses accounting for a significant portion of the decrease in conjunction with the Reverse Recapitalization. Other expense decreased by 3% as a percentage of sales over the six months ended June 30, 2023, resulting from higher aggregate principal amounts of indebtedness outstanding and increased interest accruals. Future increases in interest expense are expected to depend on market conditions as well as capital needs, availability, and financing decisions.

Comparison of the Three Months Ended June 30, 2024 and 2023

The following sets forth a summary of our results of operations for the presented months (in $ thousands):

	For the Three Months Ended, June 30,
	2024 (Unaudited)		2023 (Unaudited)		2024 vs 2023 Variance
	$	% of Revenues, net	$	% of Revenues, net	$	% of Prior Period
Revenues
Gross sales	5,476		6,827		(1,351)
Sales discounts & allowances	(151)	(3)%	(380)	(6)%	229	3%
Revenue, net	5,325		6,447		(1,122)

Total cost of goods sold	4,903	92%	7,486	116%	(2,583)	(24)%

Gross profit (loss)	422	8%	(1,039)	(16)%	1,461	24%

Total sales, marketing and business development	2,402	45%	1,606	25%	796	20%
Total training	405	8%	699	11%	(294)	(3)%
Total general & administrative expenses	2,805	53%	3,104	48%	(299)	5%
	5,612	105%	5,409	84%	203	21%

Loss from operations	(5,190)	(97)%	(6,448)	(100)%	1,258	3%

Total other expense	(1,094)	(21)%	(1,839)	(29)%	745	8%

Loss before income taxes	(6,284)	(118)%	(8,287)	(129)%	2,003	11%

Income Tax expense	(14)	—%	(15)	—%	1	—%

Net loss	$(6,298)	(118)%	$(8,302)	(129)%	$2,004	11%

Net Sales. We generate revenue from the sale of plant-based, ready-to-eat meals. Net Sales are reported net of discounts, returns, and allowances. In the three months ended June 30, 2024, net sales decreased by $1.1 million, or 17%, over the three months ended June 30, 2023 due to pricing negotiations with our largest customer and significant price reductions. At the end of 2023, management chose to seek to improve profitability through customer and product mix diversification. We believe that, despite the challenges over the past quarters, our customer revenue mix highlights resilience and strategic gains across key customer segments. Our efforts in diversifying our client base and strengthening relationships have resulted in notable improvements, setting a positive trajectory for anticipated sustained growth. The first and second quarters of our fiscal years have historically been our slow seasons due to cultural practices of consuming soup products in fall and winter months. Our new retail distribution, strategic partnerships with major multi-national food companies and institutional sales are expected to commence in third and fourth quarters of 2024. Sales discounts and allowances decreased to 3% of net sales in the second fiscal quarter of 2024 from 6% in the corresponding quarter of 2023. This increase can be attributed primarily to changes in product mix and decreased reliance on one single customer. Slotting fees increased as we reduced our concentration of credit risk by diversifying our customer mix. We anticipate that the impact of sales discounts and allowances, including slotting fees, will soften as we expand our distribution globally.

Cost of Goods Sold. Our cost of goods sold decreased by $2.6 million in the three months ended June 30, 2024, representing a 24% improvement as a percentage of net sales compared to the three months ended June 30, 2023. Cost of goods sold is divided into five categories: raw material costs, direct and indirect labor, freight (including inbound and inter-company), overhead costs (primarily energy expenses) and depreciation. We are seeking to optimize our supply chain with better pricing from suppliers as inflation pressures decrease. We experienced a decrease in raw material costs, direct and indirect labor, and energy expenses as a percentage of net revenues that were disproportionately high due to plant capacity utilization under 12%. As we increase our plant utilization the labor and overhead rates, as a percentage of sales are expected to improve.

Depreciation Expense. Depreciation expense decreased by $0.6 million in the three months ended June 30, 2024, and as a percentage of sales, it decreased 8%, compared to the three months ended June 30, 2023. Following a comprehensive review in the first quarter of 2024, management has decided to adopt a machine-hour-based depreciation method for its manufacturing lines and related assets. We believe that this new approach better aligns with the actual usage and utilization of the assets. As a result, effective April 1. 2024, the Company changed its estimates of the useful lives of its machinery to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of the machinery and equipment that was previously calculated in years were changed to hours of production method.

Gross Profit. Gross profit increased by $1.5 million, or 24%, as a percentage of net sales for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Gross profit improvement is a direct result of customer diversification and product mix. During the second quarter of 2024, higher margin products accounted for 22% of net sales, for the three months ended June 30, 2024 compared to 7% for the three months ended June 30 2023.

By the end of the second quarter of 2023, raw material pricing began to stabilize from the peaks observed in 2022. During the first quarter of 2024, a major retailer requested significant price deductions by way of promotions. Management’s decision in not agreeing to price deductions resulted in our ability to manage customer and product mix which contributed to our gross profit improvement for the quarter. Food service sales slated for 2023 were postponed to 2024 due to the timing of the school calendar. Numerous bids have been awarded which we anticipate will result in a significant increase in school orders for the 2024-2025 school year.

Training. Training costs decreased by 3% as a percentage of net sales during the three months ended June 30, 2024, driven by enhanced operational efficiency as two production lines entered their second year. Personnel numbers are expected to fluctuate in response to demand and capacity requirements. Our emphasis on providing training and continuing education continues to have a positive impact on efficiency and productivity, improving Borealis' competitive position in the highly competitive food sector on a global scale.

Sales, Marketing and Business Development. Sales, Marketing and Business Development expenses increased by $0.8 million in the three months ended June 30, 2024, representing a 20% increase as a percentage of net sales compared to the Sales and Marketing expenses in the three months ended June 30, 2023. We allocate a significant portion of our Sales and Marketing budget to cover various expenses, including personnel costs, advertising expenditures, distribution costs, and associated occupancy expenses. The increase in Sales, Marketing and Business Development expenses is primarily attributable to one time business development costs to Walmart and Sam’s Club of $1.2 million, brand ambassador costs $0.4 million and Feeding America $0.2 million are included in the three months ended June 30, 2024. Marketing spend will continue to focus on creating awareness of the food brands and supporting sales. Our strategic approach has balanced traditional and digital marketing tactics in support of our retail relationships. This has included retailer specific, digital advertising, e-commerce programs, social media content and ads, social media influencers as well as major celebrity alliance to drive sales. Our multi-platform approach is a competitive strategy that leverages advanced algorithmic and artificial intelligence (AI) tools to increase our speed of execution as well as being able to geo-target ads and content to specific customer markets.

G&A. General and Administrative expenses decreased by $0.3 million and represented 53% of net sales in the three months ended June 30, 2024 compared to 48% in the three months ended June 30, 2023. The increase is primarily due to professional fees incurred, in connection with now being publicly traded, of approximately $0.6 million. Salaries and benefits increased by $0.5 million, insurance increased $0.5 million due to additional insurance as a result of the Reverse Recapitalization, and increased freight costs of $0.7 million as a result of customer diversification.

Other Expense (Income).
Other expenses decreased by $0.7 million in the three months ended June 30, 2024, with interest expenses accounting for a significant portion of the decrease in conjunction with the Reverse Recapitalization. Other expense increased by 8% as a percentage of sales over the three months ended June 30, 2023, resulting from higher aggregate principal amounts of indebtedness outstanding and increased interest accruals. Future increases in interest expense are expected to depend on market conditions as well as capital needs, availability, and financing decisions.

Liquidity and Capital Resources

On September 8, 2021, Oxus consummated its initial public offering of 15,000,000 units, at a price of $10.00 per unit, generating gross proceeds of $150.00 million. Simultaneously with the closing of the initial public offering, Oxus consummated the sale of 8,400,000 Private Warrants at a price of $1.00 per warrant in a private placement to the transaction sponsor and the underwriters, generating gross proceeds of $8.40 million. On September 13, 2021, the underwriters exercised the over-allotment option in full and purchased an additional 2,250,000 units, generating gross proceeds of $22.50 million. In connection with the underwriters’ exercise of the over-allotment option, Oxus issued an additional 900,000 Private Warrants at a price of $1.00 per warrant in a private placement to the transaction sponsor and the underwriters, generating gross proceeds of $0.90 million.

Following the initial public offering and the private placement, a total of $175.95 million was placed in the Trust Account (at $10.20 per Unit). Oxus incurred $4.15 million in transaction costs, including $3.45 million of underwriting fees and $0.70 million of other offering costs in connection with the initial public offering and the private placement.

On August 10, 2023, Legacy Borealis entered into a $25,000,000 financing agreement with a maturity date in July 2026. Under this agreement, Borealis (as successor-in-interest to Legacy Borealis) has a $15,000,000 term facility which was used to pay off amounts outstanding under, and to terminate, a then existing line of credit. In addition to the term facility, Legacy Borealis entered into a $10,000,000 revolving line of credit. The term facility and the revolving line of credit are secured by liens on substantially all of the assets of Borealis and its subsidiaries. Interest is payable under the term facility and the revolving line of credit at the annual rate of Prime + 4.75 % and Prime + 4.5%, respectively. As of June 30, 2024, $15 million principal amount was outstanding under the term facility and $5 million principal amount was outstanding under the revolving line of credit.

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

Based on Borealis’ present business plan and taking into account its working capital and cash anticipated to be generated through operations, Borealis will require additional capital to meet its anticipated funding needs through June 30, 2025. The amount of additional capital required to fund Borealis through June 30, 2025 has been reduced as a result of a change in its business plan that reduced the need for additional capital expenditures relating to the expansion of our production lines beyond the current four production lines. In addition, Borealis continues to seek additional financing. There can be no assurance that such additional financing will be available to Borealis on terms acceptable to it or at all. In the event Borealis’ additional financing efforts are not successful, Borealis may seek to pursue alternatives which may include, among other things, scaling down research and development, business develop investments, and global distribution expansion until such time that new capital has been secured.

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

Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,		Year Ended December 31,
	2024	2023	2023	2022
Net cash (used in) provided by:
Operating Activities	$(11,003)	$(11,209)	$(18,005)	$(24,053)
Investing Activities	(1,212)	(2,855)	(4,466)	(3,329)
Financing Activities	7,728	21,629	24,940	29,624

Cash Flows Used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2024 was $11 million, resulting primarily from a net loss of $14.7 million, adjusted for non-cash charges of $1.4 million in depreciation and amortization, and $1.3 million in stock-based compensation.

Net cash used in operating activities during the six months ended June 30, 2023 was $11.2 million, resulting primarily from a net loss of $14.2 million, adjusted for non-cash charges of $1.9 million in depreciation and amortization and $0.3 million in stock-based compensation.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2024 was $1.2 million, representing $1.1 million in property and equipment purchases.

Net cash used in investing activities during the six months ended June 30, 2023 was $2.9 million, representing additions of $2.9 million in property and equipment purchases.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2024 was $7.7 million, representing proceeds from convertible debt of $3.0 million, $5.0 million in borrowing on the line of credit, offset by $0.3 million in finance lease payments.

Net cash provided by financing activities during the six months ended June 30, 2023 was $21.6 million, which represents $25.0 million in proceeds from convertible debt less $0.5 million in payments to related parties, $2.6 million in note payments and $0.2 million in finance lease payments.

Contractual Obligations and Commitments

The following table summarizes our non-cancellable contractual obligations and other commitments as of June 30, 2024, and the effects that such obligations are expected to have on our liquidity and cash flow for future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual obligations and other commitments *	$52,126	$28,656	$11,303	$12,167	$—

(*) Includes operating lease liabilities for certain of our offices and facilities, accounts payable, and accrued expenses including related party notes

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty.

Off-Balance Sheet Arrangements

As of June 30, 2024 and December 31, 2023, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.

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

Borealis will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of common shares that are held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which Borealis has total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which Borealis has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of Oxus’ initial public offering.

Implications of being a Smaller Reporting Company

Additionally, Borealis is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. Borealis will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of common shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) Borealis’ annual revenues exceeded $100 million during such completed fiscal year and the market value of common shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent Borealis takes advantage of such reduced disclosure obligations, it may also make comparison of its financial statements with other public companies difficult or impossible.

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

“Adjusted EBITDA,” a non-GAAP measure, is defined as net income attributable to us before (1) income taxes, (2) interest expense, of $2.6 million, (3) depreciation and amortization, of $1.4 million (4) other non-operating items, net, of $0.1 million, (5) Training, of $0.9 million, (6) M&A due diligence costs, of $1.5 million, (7) new product launch of $0.8 million, and (8) one-time formulation and product development costs, of $1.3 million, all for the six months ended June 30, 2024. “Adjusted EBITDA,” a non-GAAP measure, is defined as net income attributable to us before (1) income taxes, (2) interest expense, of $1.1 million, (3) depreciation and amortization, of $0.4 million (4) other non-operating items, net, of $0.0 million, (5) Training, of $0.7 million, (6) M&A due diligence costs, of $0.0 million, (7) new product launch, of $0.4 million, and (8) one-time formulation and product development costs, of $0.4 million all for the three months ended June 30, 2024. Management and our Board of Directors use this non-GAAP measure for purposes of evaluating our performance. Furthermore, the Compensation Committee of our Board of Directors uses such measure to evaluate management’s performance. We, therefore, believe that the use of this non-GAAP measure provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. As noted above, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

“Adjusted EBITDA,” a non-GAAP measure, is defined as net income attributable to us before (1) income taxes, (2) interest expense, of $3.4 million, (3) depreciation and amortization, of $1.9 million (4) other non-operating items, (5) Training, of $1.5 million, (6) M&A due diligence costs, $2.9 million, (7) new product launch, $0.6 million, and (8) one-time formulation and product development costs, $0.3 million all for the six months ended June 30, 2023. “Adjusted EBITDA,” a non-GAAP measure, is defined as net income attributable to us before (1) income taxes, (2) interest expense, of $1.8 million, (3) depreciation and amortization, of $1.0 million (4) other non-operating items, net, of $0.0 million, (5) Training, of $0.7 million, (6) M&A due diligence costs, $1.3 million, (7) new product launch, of $0.3 million, and (8) one-time formulation and product development costs,

$0.0 million all for the three months ended June 30, 2023. Management and our Board of Directors use this non-GAAP measure for purposes of evaluating our performance. Furthermore, the Compensation Committee of our Board of Directors uses such measure to evaluate management’s performance. We, therefore, believe that the use of this non-GAAP measure provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. As noted above, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

Recent Accounting Pronouncements

See Note 1 to Borealis’ financial statements included elsewhere in this Amended Report for information about recent accounting pronouncements, the timing of their adoption, and Borealis’ assessment, if any, of their potential impact on Borealis’ financial condition and results of operations.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

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

Sales to three customers accounted for approximately 52% and sales to two customers accounted for approximately 74% of net revenues for the three month periods ended June 30, 2024 and 2023, respectively. Sales to three customers accounted for approximately 53% and 74% of net revenues for both the six month periods ended June 30, 2024 and 2023, respectively. Accounts receivable from three and two customers amounted to approximately 55% and 84% of total accounts receivable as of June 30, 2024 and 2023, respectively. Substantially all of the Company’s sales for the six month periods ended June 30, 2024 and 2023 sales occurred in the United States and Canada.

Purchases from 10 vendors accounted for approximately 51% and 55% of purchases during the three months ended and 48% and 55% of purchases for the six month periods ended June 30, 2024 and 2023, respectively. Accounts payable to these vendors totaled approximately $689,000 and $971,000 as of June 30, 2024 and 2023, respectively.

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

Matching Revenues with Costs

Certain Selling, General and Administrative costs have been expensed in the period incurred. These costs, to include business development costs, transaction costs and research and development costs, consist primarily of personnel and related expenses including salaries, benefits, share-based compensation, scale-up expenses, depreciation and amortization expenses, and facility lease costs. Scale-up expenses includes material waste costs, production personnel costs and various related expenses. These costs are focused on enhancements to our existing product formulations and production processes, as well as the scientific development of new products and economic verticals. We believe continued innovation and these new verticals are expected to capture a larger share of consumers. Monetization of future opportunities created by the above investment are expected to be realized in future quarters.

Item 4.     Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our condensed consolidated financial statements for external purposes in accordance with U.S. GAAP.

Internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or overriding of controls. Because of the inherent limitations, only reasonable assurance with respect to financial statement preparation and presentation can be provided and misstatements may not be prevented or detected. Management evaluated the design and effectiveness of the Company’s internal control over financial reporting as of June 30, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework 2013. Based on its evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2024 due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Consistent with December 31, 2023, the Company did not effectively design, implement and operate effective process-level control activities related to inventory management and analysis of complex technical accounting matters.

As a result of these deficiencies, material misstatements were identified and corrected in the consolidated financial statements as of and for the year ended December 31, 2023. Because there is a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiencies represent material weaknesses in our internal control over financial reporting and our internal controls over financial reporting was effective as of June 30, 2024.

Our Chief Executive Officer and Chief Financial Officer have taken additional steps to support that the condensed consolidated financial statements as of and for the six-month period ended June 30, 2024 are presented fairly in accordance with U.S. GAAP.

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

Although we have commenced the remediation process and intend to complete it as promptly as possible, we cannot estimate how long it will take to remediate these material weaknesses. In addition, new material weaknesses may be discovered that require additional time and resources to remediate. Until the remediation is complete, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

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

Item 1A.     Risk Factors

You should consider carefully the risks and uncertainties described below or incorporated by reference in our Form S-4 filed with the SEC on January 11, 2024, Form 8-K/A filed with the SEC on April 15, 2024, together with all of the other information contained in this Quarterly Report. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

We have a limited operating history which makes it difficult to evaluate our business and prospects.

We have a limited operating history, which makes it difficult to evaluate our business and prospects to forecast our future results. We were founded in 2019. Although we have experienced substantial revenue growth on an annual basis, we have incurred losses since inception. As of June 30, 2024, we had an approximate accumulated deficit of $73.9 million USD. There can be no assurance that revenue growth will continue in the future. In addition, we may experience substantial fluctuations in operating results in the future caused by various factors, including:

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

Our management team has limited experience managing a public company.

Some members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal, foreign and state or provincial securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) collectively have no prior experience managing a public company and no meaningful financial reporting education or experience. They are and currently will continue to be heavily dependent on engaging and dealing with outside professional advisors, primarily accountants, lawyers, and financial advisors who are not and will not be affiliated with

Borealis’ independent auditors. We do not have any formal arrangements with professionals to help our CEO and CFO and cannot provide any assurance that we will be able to establish arrangements with professionals on terms or costs that are acceptable or affordable to us.

We have identified weaknesses in our internal control over financial reporting. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Common Shares.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in its implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with our review of the adequacy of our disclosure controls and procedures or internal controls over financial reporting, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. For example, during the preparation of the financial statements as of and for the year ended December 31, 2022, management discovered an error relating to our accounting for a business acquisition that was completed in a year prior to 2021. As a result, management recorded a prior period adjustment as of January 1, 2021 to correct this error. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. In addition, as reported in this Quarterly Report, consistent with June 30, 2024, we did not effectively design, implement and operate effective process-level control activities related to inventory management and analysis of complex technical accounting matters. As a result of these deficiencies, material misstatements were identified and corrected in the consolidated financial statements as of and for the year ended December 31, 2023. Because there is a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of June 30, 2024.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company as defined in the Securities Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

A significant portion of our revenue is concentrated with a limited number of customers.

A significant portion of our revenue is concentrated with a limited number of customers. Approximately 52% of our total revenue was derived from three customers during the three months ended June 30, 2024. A disruption in our relationship with any one of these customers could materially adversely affect our business, results of operations, cash flows, and financial position. We could experience fluctuations in our customer base or the mix of revenue by customers as markets and strategies evolve or are affected by changes in the general economy or the food industry among other things. Our customers’ demand for our products may fluctuate due to factors beyond our or any such customer’s control. For example, in 2023, our customer orders were not placed at the volume nor pace that was anticipated due to a number of factors that include, among others, the Ukraine conflict, increased transportation costs, warehouse availability at customer and retailer concerns about a potential shift in retail consumption patterns as the COVID-19 pandemic subsided, all of which negatively impacted our revenue growth. Even a meaningful change in a customers’ inventory strategy could impact the industries demand and growth for any our product. If these customers were to reduce their purchases, we would lose a material amount or most of our current revenue. This would result in lower margins and materially adversely impact our business, results of operations, cash flows, and financial position.

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

We are incurring significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and The Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial reporting controls and changes in corporate governance practices. Further, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, imposes significant corporate governance and executive compensation related provisions on public companies.

Recent legislation permits companies that are emerging growth companies within the meaning of the federal securities laws (each, an “EGC”) to implement many of these requirements over a longer period and up to five years from the pricing of this offering. Shareholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways that cannot currently be anticipated.

The rules and regulations applicable to public companies have increased substantially our legal and financial compliance costs and makes some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have an adverse effect on our business. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, it is expected that these rules and regulations will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. The amount or timing of additional costs we may incur to respond to these requirements cannot be predicted or estimated. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by Borealis in its Current Report on Form 8-K/A filed with the SEC on April 15, 2024, we did not sell any securities during the period covered by this Quarterly Report that were not registered under the Securities Act. We did not purchase any common shares under Borealis stock buyback program as previously reported by Borealis in its Current Report on Form 8-K filed with the SEC on June 6, 2024.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1
Articles of Continuance, dated February 6, 2024 (incorporated herein by reference to Exhibit 3.1 to Borealis Foods Inc.’s Quarterly Report on Form 10-Q (File No.001-40778), filed with the SEC on May 21, 2024).

3.2	By-Laws of Borealis Foods Inc. (incorporated herein by reference to Exhibit 3.2 to Borealis Foods Inc.’s Quarterly Report on Form 10-Q (File No. 001-40778), filed with the SEC on May 21, 2024).
3.3
Articles of Amalgamation by Arrangement and Plan of Arrangement, dated February 7, 2024 (incorporated herein by reference to Exhibit 3.3 to Borealis Foods Inc.’s Quarterly Report on Form 10-Q (File No. 001-40778), filed with the SEC on May 21, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13A-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13A-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 14, 2024

	By:	/s/ Reza Soltanzadeh
Reza Soltanzadeh
Chief Executive Officer & Director

Date: August 14, 2024	-and-

	By:	/s/ Stephen Wegrzyn
Stephen Wegrzyn
Chief Financial Officer