Form 10-Q
period 2024-09-30
Borealis Foods Inc.
filed 2024-11-14
CIK 1852973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 13, 2024, 21,378,890 Common Shares of the registrant, no par value, were issued and outstanding.

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report or incorporated by reference in our Form 8-K/A filed with the U.S. Securities and Exchange Commission (the "SEC") on April 15, 2024.

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

ii

    Borealis Foods Inc. and Subsidiaries
    Form 10-Q for the Three and Nine Months Ended September 30, 2024

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Borealis Foods Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets
Cash	$721,542	$7,615,630
Accounts receivable, net of allowance for credit losses of $320,650 as of September 30, 2024 and $224,433 as of December 31, 2023	2,907,790	1,775,756
Inventories, net	8,750,399	6,945,028
Prepaid expenses	1,048,029	845,878
Total current assets	13,427,760	17,182,292

Property, plant and equipment, net	46,066,397	46,408,540
Intangible assets	253,017	—
Right - of-use asset, net	77,311	108,469
Goodwill	1,917,356	1,917,356
Other non-current assets	169,685	169,685
Total assets	$61,911,526	$65,786,342

Liabilities and Shareholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$8,596,330	$10,887,730
Due to related parties	15,427,453	7,825,790
Convertible notes payable, current portion	—	47,300,000
Notes payable, current portion, net of capitalized loan costs	5,706,934	681,121
Operating lease payable, current portion	17,776	43,794
Finance leases payable, current portion	550,212	565,353
Total current liabilities	30,298,705	67,303,788

Line of credit	6,500,000	—
Convertible notes payable, net of current portion	3,000,000	3,000,000
Notes payable, net of current portion	14,149,885	13,509,189
Operating lease payable, net of current portion	43,793	71,119
Finance leases payable, net of current portion	1,283,129	1,683,308
Deferred tax liability	1,566,233	1,566,233
Total liabilities	56,841,745	87,133,637

Shareholders' equity (deficit)
Common shares, no par value	—	—
Additional paid-in capital	90,096,688	44,118,081
Accumulated deficit	(85,026,907)	(65,465,376)
Total shareholders' equity (deficit)	5,069,781	(21,347,295)
Total liabilities and shareholders' equity (deficit)	$61,911,526	$65,786,342

See accompanying notes to the unaudited condensed consolidated financial statements.

Borealis Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Gross sales	$8,075,788	$8,264,745	$22,036,285	$23,870,009
Sales discounts & allowances	(387,889)	(539,392)	(1,127,673)	(1,342,799)
Revenue, net	7,687,899	7,725,353	20,908,612	22,527,210
Cost of goods sold	5,953,089	7,205,527	17,109,095	21,449,469
Depreciation	461,540	996,625	1,861,351	2,938,098
Total cost of goods sold	6,414,629	8,202,152	18,970,446	24,387,567
Gross profit (loss)	1,273,270	(476,799)	1,938,166	(1,860,357)
Sales & marketing	1,123,460	312,289	5,073,810	1,677,316
Business development	1,306,589	196,243	2,475,764	435,015
Training	477,752	651,500	1,364,149	2,130,207
General & administrative expenses	1,986,517	2,786,155	8,807,852	9,332,345
Total sales, general & administrative expenses	4,894,318	3,946,187	17,721,575	13,574,883
Loss from operations	(3,621,048)	(4,422,986)	(15,783,409)	(15,435,240)
Other income expense
Other income (expense)	(2,765)	4,298	3,368	163,588
Interest expense	(1,207,524)	(2,166,413)	(3,766,542)	(5,535,932)
Total other expense	(1,210,289)	(2,162,115)	(3,763,174)	(5,372,344)
Loss before income taxes	(4,831,337)	(6,585,101)	(19,546,583)	(20,807,584)
Income tax expense	(832)	—	(14,948)	(15,092)
Net loss	$(4,832,169)	$(6,585,101)	$(19,561,531)	$(20,822,676)
Earnings per share from net loss
Basic	$(0.23)	$(0.61)	$(0.98)	$(1.94)
Diluted	$(0.23)	$(0.61)	$(0.98)	$(1.94)
Weighted average shares outstanding
Basic	21,378,890	10,731,583	19,951,016	10,731,583
Diluted	21,378,890	10,731,583	19,951,016	10,731,583
See accompanying notes to the unaudited condensed consolidated financial statements.

Borealis Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

	Three and Nine Months Ended September 30, 2023
	Class A Common Shares		Class B Common Shares		Class C Common Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Number of Shares	Common Shares	Number of Shares	Common Shares	Number of Shares	Common Shares
Balance at January 1, 2023	100,000,000	$—	56,008,749	$—	6,345,000	$—	$42,625,786	$(37,986,129)	$4,639,657
Expense related to stock options (Note 8)	—	—	—	—	—	—	193,554	—	193,554
Net loss	—	—	—	—	—	—	—	(5,935,580)	(5,935,580)
Balance at March 31, 2023	100,000,000	—	56,008,749	—	6,345,000	—	42,819,340	(43,921,709)	(1,102,369)
Expense related to stock options (Note 8)	—	—	—	—	—	—	98,436	—	98,436
Net loss	—	—	—	—	—	—	—	(8,301,995)	(8,301,995)
Balance at June 30, 2023	100,000,000	—	56,008,749	—	6,345,000	—	42,917,776	(52,223,704)	(9,305,928)
Expense related to stock options (Note 8)	—	—	—	—	—	—	100,151	—	100,151
Marketing representative issued equity (Note 1)	—	—	1,109,205	—	—	—	1,000,000	—	1,000,000
Net loss	—	—	—	—	—	—	—	(6,585,101)	(6,585,101)
Balance at September 30, 2023	100,000,000	$—	57,117,954	$—	6,345,000	$—	$44,017,927	$(58,808,805)	$(14,790,878)

See accompanying notes to the unaudited condensed consolidated financial statements.

Borealis Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

	Three and Nine Months Ended September 30, 2024
	Class A Common Shares		Class B Common Shares		Class C Common Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Number of Shares	Common Shares	Number of Shares	Common Shares	Number of Shares	Common Shares
Balance at January 1, 2024	100,000,000	$—	56,008,749	$—	6,345,000	$—	$44,118,081	$(65,465,376)	$(21,347,295)
Expense related to stock options (Note 8)	—	—	—	—	—	—	1,273,053	—	1,273,053
Convertible debt converted to equity from reverse recapitalization	—	—	—	—	—	—	54,991,472	—	54,991,472
Assumption of debt from reverse recapitalization	—	—	—	—	—	—	(10,285,918)	—	(10,285,918)
Conversion to Newco shares from reverse recapitalization	(78,621,110)	—	(56,008,749)	—	(6,345,000)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(8,431,622)	(8,431,622)
Balance at March 31, 2024	21,378,890	—	—	—	—	—	90,096,688	(73,896,998)	16,199,690
Net loss	—	—	—	—	—	—	—	(6,297,740)	(6,297,740)
Balance at June 30, 2024	21,378,890	$—	—	$—	—	$—	$90,096,688	$(80,194,738)	$9,901,950
Net loss	—	—	—	—	—	—	—	(4,832,169)	(4,832,169)
Balance at September 30, 2024	21,378,890	$—	—	$—	—	$—	$90,096,688	$(85,026,907)	$5,069,781
See accompanying notes to the unaudited condensed consolidated financial statements.

Borealis Foods Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Cash Flows from Operating Activities:
Net loss	$(19,561,531)	$(20,822,676)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense related to stock options	1,273,053	392,141
Depreciation and amortization	1,861,351	2,938,098
Amortization of loan costs	232,798	28,266
Provision for credit losses	96,217	49,642
Provision for inventory reserve	(33,534)	(141,440)
Changes in operating assets and liabilities:
Accounts receivable	(1,228,251)	(726,552)
Inventories	(1,771,837)	(389,911)
Prepaid expenses and other	(202,151)	119,921
Operating lease payable	(22,185)	—
Accounts payable and accrued expenses	5,085,952	2,497,246
Net cash used in operating activities	(14,270,118)	(16,055,265)

Cash flows from investing activities
Purchases of property, plant and equipment	(1,519,208)	(3,516,490)
Purchases of intangible assets	(253,017)	—
Proceeds from reverse capitalization	63,575	—
Net cash used in investing activities	(1,708,650)	(3,516,490)

Cash flows from financing activities
Net payments to related parties	—	(500,000)
Proceeds from convertible notes payable	3,000,000	25,000,000
Payments on convertible notes payable	—	(4,500,000)
Payments on finance leases payable	(415,320)	(366,846)
Borrowings on line of credit	6,500,000	—
Payments on line of credit	—	(10,630,000)
Proceeds from notes payable	—	15,000,000
Payments on loan fees	—	(607,436)
Net cash provided by financing activities	9,084,680	23,395,718

Net change in cash	(6,894,088)	3,823,963
Cash, beginning of period	7,615,630	5,146,616
Cash, end of period	$721,542	$8,970,579

Supplemental cash flow data
Cash paid during the period for:
Interest	$2,314,683	$2,540,446
Income taxes	14,116	15,092

Non-cash investing and financing activities
Conversion of notes payable into Class A shares	(54,991,472)	—
Note payable supplier finance	2,747,833	—
Note payable accounted for as due to related party	7,601,661	—
See accompanying notes to the unaudited condensed consolidated financial statements.

Borealis Foods Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2024 and 2023

1. Description of Business and Summary of Significant Accounting Policies

Overview

These unaudited condensed consolidated financial statements include the financial statements of Borealis Foods Inc. (“Borealis”), and its subsidiaries: Palmetto Gourmet Foods (Canada) Inc., ("PGF Canada"), Palmetto Gourmet Foods, Inc. (“PGF”), PGF Real Estate I, Inc. (“PGF RE I”), PGF Real Estate II, Inc. (“PGF RE II”), and Borealis IP Inc ("Borealis IP") (collectively, the “Company”).

Borealis is a food technology integrator with a mission to address global food security challenges through the development and commercialization of tasty, affordable and sustainable functional foods. Borealis has developed a range of high-quality, affordable, sustainable, and nutritious premium, ready-to-eat meals sold in the United States, Canada, Central America, South America and Europe.

PGF Canada is a holding company, holding the shares of PGF.

PGF is a food manufacturing company with a BRC AA+ rated food grade facility .

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

Borealis Foods Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2024 and 2023

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

Under this method of accounting, Oxus was treated as the acquired company for financial statement reporting purposes. For accounting purposes, Legacy Borealis was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Legacy Borealis. Accordingly, the consolidated balance sheets and results of operations of Legacy Borealis became the historical financial statements of Borealis, and Oxus’ assets, liabilities, and results of operations were consolidated with Legacy Borealis’ beginning on February 7, 2024. The net assets of Oxus were recognized at carrying value, with no goodwill or other intangible assets recorded. Transaction costs incurred and unpaid by Oxus were converted into debt (Note 4) and show as a reduction in additional paid-in capital.

Going Concern

The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company suffered recurring losses from operations through September 30, 2024 that raise substantial doubt about its ability to continue as a going concern.

The Company was in a net loss position and had negative cash flows from operations for the periods ended September 30, 2024 and 2023.

The Company expects lower operating costs for the remainder of 2024 as the Company incurred approximately $1,506,000 of transaction expenses, and $1,273,000 of employee stock compensation expenses related to the Reverse Recapitalization.

As a result, substantial doubt continues to exist about the ability of the Company to continue as a going concern within one year from November 13, 2024, the date that the condensed consolidated financial statements were available to be issued.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and the Company’s functional currency is the U.S. Dollar.

Borealis Foods Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2024 and 2023

Basis of Presentation (continued)

We have condensed certain categories of information in our consolidated financial statements to enhance the readability and understanding of those statements by making them more succinct. As a result, certain footnote disclosures we normally include in our annual consolidated financial statements have been omitted but remain prepared in accordance with US GAAP and the rules and regulations of the SEC. In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023 contained in Form 8-K/A filed with the SEC by Borealis on April 15, 2024. Certain prior period amounts have been reclassified to conform to current period presentation.

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

Cash Equivalents

The Company classifies all highly liquid securities with stated maturities of three months or less from the date of purchase as cash equivalents. There were no cash equivalents as of September 30, 2024 and December 31, 2023.

Inventories, net

Inventories are stated at the lower of cost or net realizable value. The cost of raw materials is determined using the first-in, first-out method. The cost of finished goods is determined using the weighted average cost method.

A reserve is recorded for any food inventory that is expired (or expected to expire before sale) and any raw materials for projects that have been discontinued.

Prepaid Expenses

Prepaid expenses include approximately $1,048,000 and $846,000 composed primarily of prepaid insurance, deposits on inventory purchases and property, plant and equipment purchases as of September 30, 2024 and December 31, 2023, respectively.

Property, Plant and Equipment, net

Property, plant, and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets or, where applicable, based on actual machine hours utilized.

Borealis Foods Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2024 and 2023

Property, Plant and Equipment, net (continued)

Management has opted to depreciate the manufacturing lines and related assets using the machine hours method, as it provides a more accurate reflection of the actual utilization and wear of these assets. This approach ensures that the depreciation expense aligns more closely with the assets' usage patterns, thereby improving the matching of costs with related revenues.

This change in depreciation method was a change in estimate effected by a change in accounting principle and accordingly was accounted for prospectively in accordance with relevant guidance. The change in the method of calculating depreciation resulted in an increase in net income of $548,000 for the three-month period ended and $1,158,000 for the nine-month period ended September 30, 2024. Since this adjustment is applied prospectively, it has no impact on the financial results for periods prior to June 30, 2024. The total cost basis of machinery subject to depreciation over machine hours was approximately $35,275,000 as of September 30, 2024 and $35,255,000 as of December 31, 2023.

Straight-line assets:

Buildings and improvements	10-30 years
Furniture, fixtures and equipment	3-15 years

Machine hours assets:

Furniture, fixtures and equipment	89,232 machine hours

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

Borealis Foods Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2024 and 2023

Goodwill

The Company’s goodwill resulted from a prior year acquisition. Goodwill is not amortized but is reviewed annually for impairment or more frequently as events or circumstances indicate its carrying amount may not be recoverable. No impairment losses were recorded for the nine month period ended September 30, 2024 or for the year ended December 31, 2023.

Amounts Due to Related Parties

Amounts due to related parties (Company shareholders and entities controlled by Company shareholders) total $15,427,453 as of September 30, 2024 and $7,825,790 as of December 31, 2023. This related party liability is comprised of a note payable to a shareholder in the amount of $7,325,790, due on demand and bearing interest at 10% annually. An additional note payable to a shareholder in the amount of $500,000 as of September 30, 2024 and December 31, 2023, respectively, bears interest at 10% annually and is due December 31, 2024. The remaining $7,601,661 shareholder note payable was a result of expenses recognized by Oxus and resulted in reduction of contributed equity at the Reverse Recapitalization. This note matures in February 2025, and is non-interest bearing.

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

Revenue and Cost Recognition and Accounts Receivable

The Company's revenue is primarily generated from the sale of food products. These sales contain a single performance obligation.  Revenue is recognized at a point in time and the Company recognizes revenue upon shipment of goods when ownership, risk, and rewards transfer to the customer. Certain of the Company's contracts with customers include variable consideration consisting of payment discounts and promotions.  These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons, slotting fees and other trade activities. Provision for discounts and incentives are recorded in the same period in which the related revenues are recognized.  Gross revenues for the three and nine month periods ended September 30, 2024 and 2023 were approximately $8,076,000 and $8,265,000 for the three months ended and $22,036,000 and $23,870,000 for the nine months ended September 30, 2024 and 2023, respectively.

Total payment discounts and promotions were approximately $388,000 and $539,000 resulting in net revenues of approximately $7,688,000 and $7,725,000 for the three month periods ended September 30, 2024 and 2023, respectively. Total payment discounts and promotions were approximately $1,128,000 and $1,343,000 resulting in net revenues of approximately $20,909,000 and $22,527,000 for the nine month periods ended September 30, 2024 and 2023, respectively.

Borealis Foods Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2024 and 2023

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

The Company incurred significant production training expenses for the three and nine month periods ended September 30, 2024 and 2023, totaling approximately $478,000 and $651,000 for the three months ended and $1,364,000 and $2,130,000 for the nine months ended, respectively, due to PGF adding production capabilities during both periods.

The Company’s cost of goods sold represent materials, direct labor costs, and allocated overheads associated with the sale of finished goods to customers.

Advertising

Costs associated with advertising are expensed as incurred and are included in selling, general and administrative expenses. Advertising costs expensed for the three and nine month periods ended September 30, 2024 and 2023 were approximately $1,123,000 and $312,000 for the three months ended and $5,074,000 and $1,677,000 for the nine months ended, respectively.

In April 2023, the Company entered into a multi-year agreement for a marketing representative to assist in the recipes for three co-branded private label ramen noodles as well to be utilized in marketing of the Company for the marketing representative's name, image, likeness and voice. This agreement includes a service fee, an investment stake in the Company, and a royalty agreement on future co-branded sales. The service fee under this agreement is expensed on a straight-line basis under the terms of the contract. Prepayments made under the agreement are included in prepaid expenses. No sales subject to the royalty agreement were made for the three and nine months ended September 30, 2024 and 2023. The marketing representative has a world-wide reputation within the gourmet food industry. We believe this agreement will assist us to increase our presence in the ramen noodle market.

Borealis Foods Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2024 and 2023

Research and Development Costs

Research and development costs have been expensed in the period incurred. Research and development costs consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, share-based compensation, scale-up expenses, depreciation and amortization expenses on research and development assets, and facility lease costs. Scale-up expenses include material waste costs, production personnel costs, and related expenses. Research and development efforts are focused on enhancements to our existing product formulations and production processes in addition to the development of new products. The Company expects to continue investing in research and development over time, as research and development and innovation are core elements of our business strategy, and the Company believes they represent a critical competitive advantage. The Company believes continued innovation will capture a larger share of consumers through additional revenue streams. Research and development expenses for the three and nine months ended September 30, 2024 and 2023 were approximately $56,000 and $37,000 for the three months ended and $142,000 and $423,000 for the nine months ended, respectively, and are included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations.

Business Development Costs

Business development expenses include all costs associated with directly growing and expanding a business segment, such as advertising, market research, and training. These costs include staff salaries, travel expenses, and consulting expenses that the Company incurs while searching for new opportunities and maintaining current relationships. Business development expenses for the three and nine months ended September 30, 2024 and 2023 were approximately $1,307,000 and $196,000 for the three months ended and $2,476,000 and $435,000 for the nine months ended, respectively.

Transaction Costs

On February 23, 2023, the Company signed a definitive business combination agreement with Oxus which was consummated on February 7, 2024 and described further in Note 1. In connection with this agreement, the Company has incurred transaction costs of approximately $0 and $1,241,000 for the three months ended and $1,506,000 and $4,005,000 for the nine months ended September 30, 2024 and 2023, respectively. Transaction costs have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Concentration of Risk

The Company maintains cash balances at financial institutions in excess of federally insured limits as of September 30, 2024 and December 31, 2023. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. The Company holds cash at well-known banks and does not believe that it is exposed to any significant credit risks on its cash.

The Company extends unsecured credit to its customers in the ordinary course of business. Payment terms are generally net 30 days with discounts amounting up to 2% for early payments. Accounts receivable are written

Borealis Foods Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2024 and 2023

Concentration of Risk (continued)

off when they are determined to be uncollectible based on the financial stability of its customers and existing economic conditions.

Sales to four customers accounted for approximately 53% and sales to three customers accounted for approximately 77% of net revenues for the three month periods ended September 30, 2024 and 2023, respectively. Sales to three customers accounted for approximately 45% and 74% of net revenues for the nine month periods ended September 30, 2024 and 2023, respectively. Accounts receivable from one and three customers amounted to approximately 19% and 80% of total accounts receivable as of September 30, 2024 and 2023, respectively. Substantially all of the Company’s sales for the three and nine month periods ended September 30, 2024 and 2023 occurred in the United States, Canada, Central America, South America, and Europe.

Purchases from 10 vendors accounted for approximately 51% and 52% of purchases during the three months ended and 54% and 52% of purchases during the nine month periods ended September 30, 2024 and 2023, respectively. Accounts payable to these vendors totaled approximately $2,570,000 and $1,218,000 as of September 30, 2024 and 2023, respectively.

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

Borealis Foods Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2024 and 2023

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

The Company does not have assets measured at fair value on a recurring basis. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

The carrying amounts reported in the condensed consolidated balance sheets for accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments.

There is no material difference between the carrying amounts and fair values of the Company’s debt obligations, notes payable, line of credit and convertible notes payable, as interest rates approximate current market rates for similar types of debt instruments (Level 2).

Disclosures about the fair value of financial instruments are based on pertinent information available to management as of September 30, 2024 and December 31, 2023. Although management is not aware of any factors that would significantly affect the reasonableness of the fair value amounts, such amounts were not comprehensively revalued for purposes of these unaudited condensed consolidated financial statements and current estimates of fair value may differ significantly from the amounts presented herein.

Stock Based Compensation

The Company accounts for its stock compensation arrangements at fair value in accordance with Accounting Standards Codification ("ASC") 718 - Compensation - Stock Compensation. Compensation cost relating to share-based payment transactions is recognized in the Company’s condensed consolidated financial statements based on the estimated fair value of the instruments issued. The Company measures the cost of employees’ services in exchange for stock awards based on the grant-date fair value of the award using the Black Scholes model and recognizes the cost over the period the employee is required to provide services for the award, which is the vesting period. The Company accounts for forfeitures as they occur.

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

Borealis Foods Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2024 and 2023

Warrants (continued)

This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. It was determined at the Transaction Date that there were no changes to the classes or language that would impact the original assessment that the Public and Private warrants should be classified as equity.

Recent Accounting Pronouncements

In November 2023, the FASB issued 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to enhance disclosures about significant segment expenses for public entities reporting segment information under ASC Topic 280. The amendments require public entities to disclose significant expense categories for each reportable segment, other segment items, the title and position of the chief operating decision-maker, and interim disclosures of certain segment-related information previously required only on an annual basis. The amendments clarify that entities reporting single segments must disclose both the new and existing disclosures under Topic 280, and a pubic entity is permitted to disclose multiple measures of segment profit or loss if certain criteria are met. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

2. Inventories, net

Inventories were as follows:

	September 30, 2024	December 31, 2023
Raw materials	$6,759,946	$5,190,811
Finished goods	2,212,620	1,942,850
Reserve for obsolete inventory	(222,167)	(188,633)
	$8,750,399	$6,945,028

Borealis Foods Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2024 and 2023

3. Property, Plant and Equipment, net

Property, plant and equipment were as follows:

	September 30, 2024	December 31, 2023
Building and improvements	$10,110,188	$10,108,917
Furniture, fixtures and equipment	43,871,755	42,594,605
Construction in progress	5,316,728	5,078,103
	59,298,671	57,781,625
Less: accumulated depreciation	(13,232,274)	(11,373,085)
	$46,066,397	$46,408,540

Depreciation expense recorded in the three and nine month periods ended September 30, 2024 and 2023 was approximately $462,000 and $997,000 for the three months ended and $1,861,000, and $2,938,000 for the nine months ended, respectively, which is included as a component of cost of goods sold.

4. Debt

In 2022, the Company issued $20,000,000 of convertible notes payable that, after an extension was negotiated, had a maturity in February 2024 (unless converted) and bore interest at 10% annually. On or before the earlier of the maturity date or a “qualified financing event”, as defined in the note agreements, the outstanding principal and interest were convertible, at the option of the holder, into common shares of the Company. The notes and accrued interest were converted into 2,189,997 common shares with the consummation of the Reverse Recapitalization with Oxus.

In 2022, the Company issued $4,800,000 in convertible notes payable. During 2023, $4,500,000 of these notes matured without conversion and were repaid by the Company. The remaining $300,000 of convertible notes payable bore interest at 10% annually and, after an extension was negotiated, mature in February 2024 (unless converted). The outstanding principal and interest under the remaining convertible notes were convertible, at the option of the holder, into the same equity as issued upon the Company’s issuance of preferred or common shares of at least $10,000,000. The notes and accrued interest were converted into 40,544 common shares with the consummation of the Reverse Recapitalization with Oxus.

In 2023, the Company issued $27,000,000 of convertible notes payable, of which $27,000,000 had a maturity date in 2024 (unless converted) and bore interest at 10% annually. On or before the earlier of the maturity date or a “qualified financing event”, as defined in the note agreements, the outstanding principal and interest were convertible, at the option of the holder, into common shares of the Company.

The notes and accrued interest were converted into 3,787,585 common shares in connection with the consummation of the Reverse Recapitalization with Oxus.

Borealis Foods Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2024 and 2023
4. Debt (continued)

In 2021, the Company issued a $3,000,000 convertible note that matures in 2026 (unless converted) and bears interest at 3% annually. Accrued interest is payable monthly. The outstanding principal and interest under the convertible note may be converted, at the option of the holder, into the same equity as issued upon the Company’s issuance of preferred or common shares of at least $10,000,000 (a “qualified financing event”), either as a single round or a lead round, at 85% of the per share price paid during the qualified financing event. The note holder elected not to convert at the Reverse Recapitalization and therefore the note is due at maturity.

In January 2024, the Company issued a $3,000,000 convertible note payable that had a maturity date in 2024 (unless converted) and bore interest at 10% annually. The note was converted into 375,925 common shares with the consummation of the Reverse Recapitalization with Oxus.

During 2023, the Company entered into a $25,000,000 financing agreement with a maturity date in August 2026. Under this agreement, the Company has a $15,000,000 term facility which was used to pay off its then existing line of credit. In March 2024, the company entered into an amendment to extend the maturity date of the term facility to March 2028. Under the amendment, payments of $83,000 are due monthly beginning in March 2025 with a lump sum payment of $12,167,000 due at maturity. Interest accrues at the prime rate plus an applicable margin of 4.75% per annum and is payable monthly.

In conjunction with this agreement, loan fees of approximately $931,000 were capitalized in 2023.

Amortization expense of approximately $78,000 and $233,000 was recorded on the fees for the three and nine month periods ended September 30, 2024.

In addition to the term facility, the Company obtained a $10,000,000 line of credit to fund working capital needs in support of its growth strategy. Interest accrues at the prime rate plus the applicable margin of 4.50%. Interest is due and payable monthly beginning in September 2023. The line of credit includes an unused line fee of 0.25% per annum beginning on closing date through six months and increases to 0.50% per annum thereafter. As of September 30, 2024 and December 31, 2023 the line of credit had $6,500,000 and $0 drawn upon it, respectively.

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

Borealis Foods Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2024 and 2023
4. Debt (continued)

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

Debt balances outstanding as of September 30, 2024 are due as follows: $6,267,000 in 2025; $10,500,000 in 2026; $1,000,000 in 2027; and $12,167,000 in 2028.

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

The total income tax (benefit) expense recorded for the three months ended September 30, 2024 and 2023 was $1,000 and $0, respectively, on a consolidated pre-tax book loss of approximately $4,831,000 and $6,585,000 in the three month periods ended September 30, 2024 and 2023, respectively. The total income tax expense recorded for the nine months ended September 30, 2024 and 2023 was approximately $15,000 and $15,000, respectively, on a consolidated pre-tax book loss of approximately $19,547,000 and $20,808,000 in the nine month periods ended September 30, 2024 and 2023, respectively.

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

Transactions for which tax deductibility or the timing of tax deductibility is uncertain are analyzed by management based on their technical characteristics. The Company recognizes accrued interest and penalties, if any, related to uncertain tax positions in income tax expense. Management has determined that the Company does not have any uncertain tax positions or associated unrecognized tax benefits that materially impact the

Borealis Foods Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2024 and 2023
5. Income Taxes (continued)

condensed consolidated financial statements or related disclosures.  As a result, at September 30, 2024, the Company did not have a liability for unrecognized tax benefits, interest or penalties under United States or Canadian tax law. The Company paid no penalties during the three and nine month period ending September 30, 2024. The Company files income tax returns in the Canadian and U.S. federal jurisdictions, and in South Carolina. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2021. There are no tax examinations currently in progress.

6. Contingencies

From time to time, the Company is involved in legal proceedings in the normal course of business. Management does not believe that the final resolution of any such legal proceedings will have a material effect on the unaudited condensed consolidated financial position or results of operations of the Company.

7. Warrants

The following represents a summary of warrants outstanding and exercisable on September 30, 2024:

Description	Issue Date	Classification Exercise	Price	Expiration Date	Outstanding Shares	Exercisable Shares
Private Placement Warrants	9/13/2021	Equity	$11.50	2/7/2029	9,300,000	9,300,000
Public Warrants	9/13/2021	Equity	$11.50	2/7/2029	17,250,000	17,250,000
					26,550,000	26,550,000

Following the closing of the Reverse Recapitalization, Borealis has the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of Borealis Common Shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 days within a 30 trading day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which New Borealis gives proper notice of such redemption and provided certain other conditions are met.

The public warrants are identical to the private placement warrants in material terms and provisions, except the private placement warrants were not transferable, assignable or salable until 30 days after the completion of the Reverse Recapitalization.

8. Stock Option Plan

During 2022, the Company created a stock option plan (the “Plan”) that provides for the granting of options to certain employees for the purchase of the Company’s class D common shares. The Plan provides for the grant

Borealis Foods Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2024 and 2023
8. Stock Option Plan (continued)

of stock options for eligible employees as determined by the Board of Directors and does not guarantee employment rights. During the nine month period ended September 30, 2024 and 2023 the Company granted options to purchase 333,574 and 227,666 shares, respectively, of the Company’s common shares at an exercise price of $0.0001 per share. The weighted-average grant date fair values of options granted was $0.60 per share. The fair values of the stock-based awards granted were calculated with the following assumptions:

Risk-free interest rate	3.81%
Expected term (years)	5-10
Expected volatility	80.00%
Dividend yield	0.00%

For the three and nine month periods ended September 30, 2024 and 2023, the Company recorded approximately $0 and $100,000 for the three months ended and $1,273,000 and $392,000 for the nine months ended, respectively, of stock-based compensation expense. On February 7, 2024, as a result of the Reverse Recapitalization (Note 1), 4,000,000 stock options were exercised and converted at an exchange ratio of 0.0661 into 264,400 shares of Newco Class A common stock. This stock option plan was closed upon the business combination and a new equity incentive plan was approved and implemented as of February 7, 2024.

Stock option activity for the periods ended September 30, 2024 and 2023 is summarized as follows:

Borealis Foods Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2024 and 2023

	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life(Years)
Options outstanding at December 31, 2022	3,468,760	$0.0001	6.65
Granted	227,666	0.0001	6.65
Exercised	—	—	—
Expired or forfeited	—	—	—

Options outstanding at September 30, 2023	3,696,426	$0.0001	5.90

Options outstanding at December 31, 2023	3,666,426	$0.0001	8.10
Granted	333,574	0.0001	8.10
Exercised	(4,000,000)	0.0001	—
Expired or forfeited	—	—	—

Options outstanding at September 30, 2024	—	—	—

9. Earnings per share

Basic earnings or loss per share is based on the weighted average of number of common shares outstanding for the period. For the purposes of calculating diluted earnings per share, the number of shares outstanding has been adjusted for the dilutive effects of warrants.

Borealis Foods Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2024 and 2023

Basic earnings (loss) per share calculation	Three months ended		Nine Months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net income (loss) available to common shareholders	$(4,832,169)	$(6,585,101)	$(19,561,531)	$(20,822,676)
Weighted average common shares outstanding (basic)	21,378,890	10,731,583	19,951,016	10,731,583
Basic earnings (loss) per share from net income	$(0.23)	$(0.61)	$(0.98)	$(1.94)

Diluted earnings (loss) per share calculation
Net income (loss) available to common shareholders	$(4,832,169)	$(6,585,101)	$(19,561,531)	$(20,822,676)
Weighted average common shares outstanding (basic)	21,378,890	10,731,583	19,951,016	10,731,583
Warrants	—	—	—	—
Weighted average common shares outstanding (diluted)	21,378,890	10,731,583	19,951,016	10,731,583
Diluted earnings (loss) per share from net income *	$(0.23)	$(0.61)	$(0.98)	$(1.94)

*In periods where the Company has incurred a net loss, diluted earnings per share is based on the number of common shares issued and outstanding as including the effects of warrants would be anti-dilutive.

10. Subsequent Events

The Company evaluated events and transactions after September 30, 2024 through November 14, 2024, the date the unaudited condensed consolidated financial statements were available to be issued, for subsequent events requiring disclosure in these financial statements. The Company did not identify any subsequent events that required disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report, and our audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2023 (“Annual Report”) and our Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on April 15, 2024. This discussion and analysis may contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties, and assumptions, including, but not limited to, risks and uncertainties discussed under the heading ‘Cautionary Note on Forward-Looking Statements,’ in this Quarterly Report and in Part I, Item 1A “Risk Factors” included in our Annual Report and this Quarterly Report. In this section, unless otherwise indicated or the context otherwise requires, references in this section to “Borealis,” the “Company,” “we,” “us,” “our” and other similar terms refer to Borealis Foods Inc. References to “Oxus” refer to Oxus Acquisition Corp.

Overview

Borealis Foods is a pioneering, integrated food manufacturing company with a mission to disrupt and elevate the ready-to-eat meal and dry soup categories by offering premium and super-premium, nutritious products. Known for popular ramen noodle brands like the high protein Chef Woo, Ramen Express, and Woodles, Borealis Foods brings innovative fusion flavors from diverse culinary traditions, creating delicious and nutritious meal options for consumers. With U.S.-based production facilities, the company’s portfolio reflects a commitment to quality, innovation, and sustainability.

An essential aspect of Borealis Foods' success is its strategic partnerships with prominent national and international food producers, retailers, and distributors. Serving as an innovation partner to global food leaders, Borealis Foods leverages these collaborations to expand its offerings, enhance technological capabilities, and deliver food products that embody its values of healthy nutrition, innovation, and sustainability.

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

The Reverse Recapitalization (continued)

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

Under this method of accounting, Oxus was treated as the acquired company for financial statement reporting purposes. For accounting purposes, Legacy Borealis was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a reverse recapitalization of Legacy Borealis. Accordingly, the consolidated balance sheets and results of operations of Legacy Borealis became the historical financial statements of Borealis, and Oxus’ assets, liabilities, and results of operations were consolidated with Legacy Borealis’ beginning on February 7, 2024. The net assets of Oxus were recognized at carrying value, with no goodwill or other intangible assets recorded.

Basis of Presentation

Borealis’ condensed consolidated financial statements were prepared in accordance with U.S. GAAP. See Note 1 to our condensed consolidated financial statements for a full description of our basis of presentation.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following sets forth a summary of our results of operations for the presented months ($ in thousands):

	Three Months Ended September 30,
	2024 (Unaudited)		2023 (Unaudited)		2024 vs 2023 Variance
	$	% of Revenues, net	$	% of Revenues, net	$	% of Prior Period
Revenues
Gross sales	8,076		8,265		(189)
Sales discounts & allowances	(388)	(5)%	(539)	(7)%	151	2%
Revenue, net	7,688		7,726		(38)	—%
Cost of goods sold	5,953	77%	7,206	93%	(1,253)	(16)%
Depreciation	462	6%	997	13%	(535)	(7)%
Total cost of goods sold	6,415	83%	8,203	106%	(1,788)	(23)%
Gross profit (loss)	1,273	17%	(477)	(6)%	1,750	23%
Sales & marketing	1,123	15%	312	4%	811	11%
Business development	1,307	17%	196	3%	1,111	14%
Training	478	6%	652	8%	(174)	(2)%
General & administrative expenses	1,986	26%	2,786	36%	(800)	(10)%
Total sales, general & administrative expenses	4,894	64%	3,946	51%	948	13%
Loss from operations	(3,621)	(47)%	(4,423)	(57)%	802	10%
Total other expense	(1,210)	(16)%	(2,162)	(28)%	952	12%
Loss before income taxes	(4,831)	(63)%	(6,585)	(85)%	1,754	22%
Income tax expense	(1)	—%	—	—%	(1)	—%
Net loss	$(4,832)	(63)%	$(6,585)	(85)%	$1,753	22%

Other financial Data
Adjusted EBITDA	$17	—%	$(921)	(12)%	$939	12%
Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

Revenue Performance

In line with Borealis' strategy, we have concentrated our resources on high-margin, premium products like Chef Woo and Woodles, which together represented 39% of quarterly revenue during the third quarter of 2024. This pivot, involving significant upfront investment in repositioning our product lineup, has improved our overall margin, with the monetization of related marketing and business development expenses expected to be realized over the next quarters. For the three months ended September 30, 2024, Borealis reported gross sales of $8.08 million, a modest decrease of 2.3% from $8.27 million in the same period in 2023. This decrease primarily reflects lower demand for Ramen Express noodles, driven by inflationary pressures and competitive dynamics dampening demand for these lower-margin offerings. However, our premium products, which we believe hold a unique position within the noodle industry, have contributed to a 48% growth in gross revenue since the second quarter of 2024. We believe that our premium products face limited competition and are well-positioned for long-term growth and profitability in a growing, health-focused market segment.

Cost of Goods Sold (COGS) and Gross Profit

Our strategic shift towards high-margin products has enabled a substantial improvement in cost efficiencies in the three months ended September 30, 2024. COGS was $6.42 million during the third quarter of 2024, or 83% of net revenue, marking a reduction from 106% of net revenue in the comparable period of 2023. This 23% improvement reflects a favorable product mix, notably with contributions from Chef Woo and Woodles, which benefit from top-line revenue growth and optimized supply chain efficiencies. Consequently, Borealis reported a gross profit of $1.27 million for the quarter, achieving a 17% gross margin—up from a negative margin of (6%) in the third quarter 2023. Our gross margin saw substantial growth of 201% in the three months ended September 30, 2024, compared to the previous three months ended June 30, 2024, with gross margins of $1.27 million versus $0.42 million, respectively. Gross margin improved from 8% to 17% over this period, underscoring our continued focus on cost efficiency and operational improvements.This improvement is a direct result of our efforts to align product offerings with evolving consumer preferences for premium, protein-rich meals. As our Chef Woo footprint expands within the United States and Canada advertising spend on brand development increases, while Woodles increase is associated with business development. As brand awareness expands our footprint, the food industry has entered a time of aggressive promotions and discounts driving demand.

Operating Expenses

Operating expenses increased during the three months ended September 30, 2024 by 13% over the three months ended September 30, 2023, totaling $4.89 million or 64% of net revenue.

Key factors contributing to this increase include:

Operating Expenses (continued)

Sales & Marketing: Expenditures in the quarter rose to $1.12 million (15% of net revenue), up from $0.31 million (4%) in the comparable period of 2023, primarily due to marketing and brand development efforts supporting Chef Woo and Woodles. Significant expenses included social media advertising on platforms like Google and Facebook, in-store promotions at Walmart and Sam’s Club, and engagement of influencers and brand ambassadors. Our multi-platform approach is designed to leverage AI-driven geotargeting and social media engagement to support product visibility, focusing on high-ROI channels. Significant marketing spend was allocated to Chef Woo and Woodles, which we believe have shown strong consumer acceptance.

Business Development: Expenses in the quarter rose to $1.32 million during the third quarter of 2024, reflecting our commitment to expanding distribution channels, conducting market research, and strengthening brand equity in key segments. Investing in new sales channels such as Woodles, beginning in this quarter and the expansion into other highly nutritious meals drives our market expansion. This represents 17% of net revenue during the third quarter of 2024, a 14% increase from the third quarter of 2023, as Borealis prioritizes growth in high-demand markets.

General and Administrative (G&A): G&A expenses improved to $1.99 million (26% of net revenue) during the third quarter of 2024 compared to $2.79 million (36%) in the previous year’s third quarter. This decrease is primarily due to decreased professional fees as administrative expenses have been optimized to reflect the needs of a public company while controlling incremental costs. Efforts are underway to refine organizational structure and streamline back-office functions to further support scalability.

Net Loss

For the three months ended September 30, 2024, Borealis reported a net loss of $4.83 million, a modest improvement from a net loss of $6.59 million in the prior year. This improvement is driven by favorable product mix adjustments and effective cost management, particularly in areas of high-margin product lines. The impact of interest expense of $1.20 million, or 25% of the net loss and depreciation expense of $0.47 million or 10%of the net loss, coupled with professional fees and other expenses of $0.26 million or 5% of the net loss are all associated with being a newly listed publicly traded entity.

Comparison of the Nine months ended September 30, 2024 and 2023

The following sets forth a summary of our results of operations for the presented months ($ in thousands):

	Nine Months Ended September 30,
	2024 (Unaudited)		2023 (Unaudited)		2024 vs 2023 Variance
	$	% of Revenues, net	$	% of Revenues, net	$	% of Prior Period
Revenues
Gross sales	22,036		23,870		(1,834)
Sales discounts & allowances	(1,127)	(5)%	(1,343)	(6)%	216	1%
Revenue, net	20,909		22,527		(1,618)
Cost of goods sold	17,110	82%	21,450	95%	(4,340)	(13)%
Depreciation	1,861	9%	2,938	13%	(1,077)	(4)%
Total cost of goods sold	18,971	91%	24,388	108%	(5,417)	(17)%
Gross profit (loss)	1,938	9%	(1,861)	(8)%	3,799	17%
Sales & marketing	5,074	24%	1,677	7%	3,397	17%
Business development	2,476	12%	435	2%	2,041	10%
Training	1,364	7%	2,130	9%	(766)	(2)%
General & administrative expenses	8,808	42%	9,333	41%	(525)	1%
Total sales, general & administrative expenses	17,722	85%	13,575	60%	4,147	25%
Loss from operations	(15,784)	(75)%	(15,436)	(69)%	(348)	(5)%
Total other expense	(3,763)	(18)%	(5,372)	(24)%	1,609	6%
Loss before income taxes	(19,547)	(93)%	(20,808)	(92)%	1,261	(1)%
Income tax expense	(15)	—%	(15)	—%	—	—%
Net loss	$(19,562)	(94)%	$(20,823)	(92)%	1,261	(2)%

Other financial Data
Adjusted EBITDA	$(1,961)	(9)%	$(3,695)	(16)%	1,734	7%
Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

Revenue Performance

In line with our strategy, Borealis has prioritized high-margin, premium products like Chef Woo and Woodles, which together contributed 41% of year-to-date revenue. This pivot has strengthened profitability and supports Borealis’s gradual shift away from lower-margin categories. For the nine months ended September 30, 2024, Borealis reported gross sales of $22.03 million, a slight decrease of 8% from $23.87 million in the comparable period of 2023. This decline is largely due to reduced performance in Ramen Express noodles, as inflationary pressures and competitive dynamics dampened demand for these lower-margin offerings. We believe that our premium products occupy a unique space within the noodle industry, facing limited competition in a growing, health-focused market segment. We believe this positioning enhances our ability to capture long-term value and sustain profitable growth.

Cost of Goods Sold (COGS) and Gross Profit

Our strategic shift towards high-margin products has enabled a substantial improvement in cost efficiencies. COGS was $18.97 million during the nine months ended September 30, 2024, or 91% of net revenue, marking a reduction from 108% of net revenue in the comparable period of 2023. This 18% improvement reflects a favorable product mix, particularly with contributions from Chef Woo and Woodles, which benefit from lower raw material costs and optimized supply chain efficiencies. Consequently, Borealis reported a gross profit of $1.94 million year-to-date, achieving a 9% gross margin—up from a negative margin of (8%) in the comparable period of 2023. This improvement is a direct result of our efforts to align product offerings with evolving consumer preferences for premium, protein-rich meals. As our Chef Woo footprint expands within the United States and Canada advertising spend on brand development increases, while Woodles increase is associated with business development. As brand awareness expands our footprint, the food industry has entered a time of aggressive promotions and discounts driving demand.

Operating Expenses

Operating expenses increased during the nine months ended September 30, 2024 by 25% over the nine months ended September 30, 2023, totaling $17.72 million or 85% of net revenue. Key factors contributing to this increase include:

Sales & Marketing: Expenditures on sales and marketing rose to $5.07 million (24% of net revenue) during the nine months ended September 30, 2024, up from $1.68 million (7%) in the comparable 2023, primarily due to promotional efforts supporting Chef Woo noodles and Woodles. Significant expenses included social media advertising on platforms like Google and Facebook, in-store promotions at Walmart and Sam’s Club, and engagement of influencers and brand ambassadors. Our multi-platform approach is designed to leverage AI-driven geotargeting and social media engagement to support product visibility, focusing on high-ROI channels. Significant marketing spend was allocated to Chef Woo and Woodles, which we believe have shown strong consumer acceptance.

Business Development: Expenses rose to $2.48 million during the nine months ended September 30, 2024, reflecting our commitment to expanding distribution channels, conducting market research, and strengthening brand equity in key segments. Investing in new sales channels such as Woodles, beginning in this quarter and the expansion into other highly nutritious meals drives our market expansion. This represents 12% of net revenue, a 10% increase from 2023, as Borealis prioritizes growth in high-demand markets.

General and Administrative (G&A): G&A expenses rose to $8.81 million (42% of net revenue) during the nine month ended September 30, 2024 compared to $9.33 million (41%) in the comparable period of previous year. This increase is primarily due to staffing for expanded operations, professional fees linked to the Reverse Recapitalization, and incremental costs associated with being a publicly traded company. Administrative expenses have been optimized to reflect the needs of a public company while controlling incremental costs. Efforts are underway to refine organizational structure and streamline back-office functions to further support scalability.

Net Loss

For the nine months ended September 30, 2024, Borealis reported a net loss of $19.56 million, a modest improvement from a net loss of $20.82 million in the prior year. This improvement is driven by favorable product mix adjustments and effective cost management, particularly in areas of high-margin product lines. The impact of interest expense of $3.77 million, or 19%of the net loss and depreciation expense $1.86 million, or 10%of the net loss, coupled with professional fees and other expenses of $1.70 million, or 9%of the net loss are all associated with being a newly listed publicly traded entity.

Outlook

Looking forward, Borealis is committed to scaling high-margin, premium products while managing the phased transition away from legacy offerings. The company expects robust demand for Chef Woo and Woodles, with new retail partnerships and distribution channels expanding our market reach in the upcoming quarters. While inflationary pressures and raw material costs remain a concern, we are confident in our ability to leverage cost efficiencies and strategic pricing to maintain margins. Management remains focused on bolstering our market position through innovation, cost management, and disciplined growth initiatives.

Liquidity and Capital Resources

Borealis has undergone significant changes in its capital structure, operational funding, and financial strategy following its Reverse Recapitalization with Oxus Acquisition Corp. As of September 30, 2024, Borealis continues to pursue a growth-oriented approach to expand its market presence and product offerings in the high-demand, plant-based food sector. The Company's liquidity and capital

Liquidity and Capital Resources (continued)

resources and operational and financing activities reflect a balance between maintaining liquidity and pursuing strategic growth investments and the Company expects to continue to monitor and adjust its operational and financing activities in response to its liquidity and capital resources available from time to time.

Cash Flows

The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Nine Months Ended September 30,		Year Ended December 31,
	2024	2023	2023	2022
Net cash (used in) provided by:
Operating Activities	$(14,270)	$(16,055)	$(18,005)	$(24,053)
Investing Activities	(1,709)	(3,516)	(4,466)	(3,329)
Financing Activities	9,085	23,396	24,940	29,624

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024, was $14.27 million, primarily driven by the net loss of $19.56 million, adjusted for non-cash charges of $1.86 million for depreciation and amortization, and $1.27 million for stock-based compensation. This represents an improvement from the $16.06 million used in the same period of 2023, as Borealis benefited from enhanced gross profit due to the performance of high-margin products like Chef Woo and Woodles, which partially offset operational expenses.

Investing Activities

Net cash used in investing activities was $1.71 million for the nine months ended September 30, 2024, primarily reflecting property and equipment investments to support production scale and efficiency improvements. This decrease from $3.52 million in 2023 aligns with Borealis' focused approach to capital expenditures, particularly as the company seeks to improve asset utilization and operational efficiencies without significant expansion of its production line.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2024, was $9.09 million, driven by proceeds from convertible debt and additional credit facility utilization. In comparison, financing activities in the nine months ended September 30, 2023, were $23.40 million, largely attributable to the Reverse Recapitalization proceeds and debt restructuring efforts. The financing activities in 2024 primarily support working capital needs and strategic investments in growth initiatives.

Balance Sheet and Contractual Obligations

The Company’s cash position, though lower than prior periods, reflects its active investment in operational scale-up and the expansion of high-margin product lines. Borealis’ contractual obligations, including operating leases, accounts payable, and convertible notes, remain in line with planned financial commitments and reflect the Company’s strategic focus on sustainable growth.

Future Capital Requirements and Liquidity

This updated section reflects the latest financial performance metrics, emphasizing Borealis' current liquidity status, funding needs, and strategic financial adjustments aimed at sustaining operational growth.

Borealis anticipates needing additional capital to meet its funding requirements through fiscal 2025, particularly to support its expansion in retail and digital channels. As of September 30, 2024, the Company had cash-on-hand of $721,542 and negative working capital of ($16.87 million). The Company’s current business plan has mitigated some capital expenditure requirements, as operational efficiencies in existing production lines have reduced the need for immediate expansion. Borealis is actively exploring additional financing options to strengthen liquidity; however, there can be no assurance that such funding will be available on favorable terms or at all. In the absence of sufficient financing, Borealis may adjust its spending on research, marketing, and distribution to align with available capital resources and take other measures that it deems appropriate to address its working capital deficiency and then available capital resources.

Going Concern

Management has identified recurring losses and negative cash flows from operations as factors raising substantial doubt about Borealis’ ability to continue as a going concern. The Company is focused on executing its strategic initiatives to drive revenue growth, manage expenses, and secure additional financing to address these risks. The unaudited condensed consolidated financial statements have been prepared under the assumption of ongoing operations, as Borealis seeks to navigate these challenges and achieve financial stability.

Contractual Obligations and Commitments
The following table summarizes our non-cancellable contractual obligations and other commitments as of September 30, 2024, and the effects that such obligations are expected to have on our liquidity and cash flow for future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual obligations and other commitments *	$55,276	$30,076	$12,783	$12,417	$—

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

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.

Emerging Growth Company Status

Section 102(b)(1) of the Jumpstart Our Business Startups Act (the "JOBS Act") exempts “emerging growth companies” (as defined in Section 2(a) of the Securities Act) from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to not take advantage of the extended transition period is irrevocable. Oxus was an emerging growth company and elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the consummation of the Reverse Recapitalization, Borealis expects to continue taking advantage of the benefits of the extended transition period, although it may decide to early adopt new or revised accounting standards to the extent permitted by such standards and relevant laws and regulations. This may make it difficult or impossible to compare Borealis’ financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Emerging Growth Company Status (continued)

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

How We Evaluate Our Operations (continued)

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

“Adjusted EBITDA,” a non-GAAP measure, is defined as net income attributable to us before (1) income taxes, of $0.02 million, (2) interest expense, of $3.77 million, (3) depreciation and amortization, of $1.86 million (4) training, of $1.36 million, (5) business transaction costs, of $1.77 million, (6) new product launch of $5.07 million, (7) one-time formulation and product development costs, of $2.48 million, and (8) deferred stock compensation $1.27 million, all for the nine months ended September 30, 2024. “Adjusted EBITDA,” a non-GAAP measure, is defined as net income attributable to us before (1) income taxes, (2) interest expense, of $1.21 million, (3) depreciation and amortization, of $0.47 million (4) other non-operating items, net, of $0.01 million, (5) training, of $0.48 million, (6) business transaction costs, of $0.26 million, (7) new product launch, of $1.12 million, (8) one-time formulation and product development costs, of $1.31 million all for the three months ended September 30, 2024. Management and our Board of Directors use this non-GAAP measure for purposes of evaluating our performance. Furthermore, the Compensation Committee of our Board of Directors uses such measure to evaluate management’s performance. We, therefore, believe that the use of this non-GAAP measure provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. As noted above, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

“Adjusted EBITDA,” a non-GAAP measure, is defined as net income attributable to us before (1) income taxes, of $0.02 million, (2) interest expense, of $5.54 million, (3) depreciation and amortization, of $2.94 million (4) training, of $2.13 million, (5) business transaction costs, $4.01 million, (6) new product launch, $1.68 million, (7) one-time formulation and product development costs, $0.44 million, and (8) deferred stock compensation $0.39 million, all for the nine months ended September 30, 2023. “Adjusted EBITDA,” a non-GAAP

How We Evaluate Our Operations (continued)

measure, is defined as net income attributable to us before (1) income taxes, (2) interest expense, of $2.17 million, (3) depreciation and amortization, of $1.00 million (4) training, of $0.65 million, (5) business transaction costs, $1.24 million, (6) new product launch, of $0.31 million, (7) one-time formulation and product development costs, $0.20 million, and (8) deferred stock compensation $0.10 million, all for the three months ended September 30, 2023. Management and our Board of Directors use this non-GAAP measure for purposes of evaluating our performance. Furthermore, the Compensation Committee of our Board of Directors uses such measure to evaluate management’s performance. We, therefore, believe that the use of this non-GAAP measure provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. As noted above, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

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

Sales to four customers accounted for approximately 53% and sales to three customers accounted for approximately 77% of net revenues for the three month periods ended September 30, 2024 and 2023, respectively. Sales to three customers accounted for approximately 45% and 74% of net revenues for both the nine month periods ended September 30, 2024 and 2023, respectively. Accounts receivable from one and three customers amounted to approximately 19% and 80% of total accounts receivable as of September 30, 2024 and 2023, respectively. Substantially all of the Company’s sales for the nine month periods ended September 30, 2024 and 2023 sales occurred in the United States, Canada, Central America, South America and Europe.

Purchases from 10 vendors accounted for approximately 51% and 52% of purchases during the three months ended and 54% and 52% of purchases for the nine month periods ended September 30, 2024 and 2023, respectively. Accounts payable to these vendors totaled approximately $2,570,000 and $1,218,000 as of September 30, 2024 and 2023, respectively.

Foreign Currency Risk

Our customers are primarily located in the United States, Central America, South America, Germany, and Canada; therefore, foreign exchange risk exposures arise from transactions denominated in currencies other than our functional and reporting currency (U.S. dollars). To date, a majority of our sales have been denominated in U.S. dollars and a significant portion of our operating expenses are denominated in Canadian dollars. We also purchase certain of our key manufacturing inputs in Euros. As we expand our presence in international markets, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements to minimize the impact of these fluctuations in the exchange rates. We will periodically reassess our approach to manage our risk relating to fluctuations in currency rates.

We do not believe that foreign currency risk had a material effect on our business, financial condition, or results of operations during the periods presented.

Inflation Risk

We do not believe that inflation had a significant impact on our results of operations for any periods presented in our consolidated financial statements. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with product price increases, and our inability or failure to do so could harm our business, financial condition, and results of operations.

Matching Revenues with Costs

Certain Selling, General and Administrative costs have been expensed in the period incurred. These costs, include business development costs, transaction costs and research and development costs, consist primarily of personnel and related expenses including salaries, benefits, share-based compensation, scale-up expenses, depreciation and amortization expenses, and facility lease costs. Scale-up expenses includes material waste costs, production personnel costs and various related expenses. These costs are focused on enhancements to our existing product formulations and production processes, as well as the scientific development of new products and economic verticals. We believe continued innovation and these new verticals are expected to capture a larger share of consumers. Monetization of future opportunities created by the above investment are expected to be realized in future quarters.

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

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is a process

Evaluation of Disclosure Controls and Procedures (continued)

designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our condensed consolidated financial statements for external purposes in accordance with U.S. GAAP.

Internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or overriding of controls. Because of the inherent limitations, only reasonable assurance with respect to financial statement preparation and presentation can be provided and misstatements may not be prevented or detected. Management evaluated the design and effectiveness of the Company’s internal control over financial reporting as of September 30, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework 2013. Based on its evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2024 due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Consistent with December 31, 2023, the Company did not effectively design, implement and operate effective process-level control activities related to inventory management and analysis of complex technical accounting matters.

As a result of these deficiencies, material misstatements were identified and corrected in the consolidated financial statements as of and for the year ended December 31, 2023. Because there is a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiencies represent material weaknesses in our internal control over financial reporting and our internal controls over financial reporting was not effective as of September 30, 2024. However, we have been in the process of remediating the internal control integrated framework in order to address this weakness. In addition, we have hired additional technical accounting consultants to assist with any knowledge gaps to address the deficiencies.

Our Chief Executive Officer and Chief Financial Officer have taken additional steps to support that the condensed consolidated financial statements as of and for the nine-month period ended September 30, 2024 are presented fairly in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a–15(f) and 15d-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Subsequent to the year ended December 31, 2023, and under the direction of our Chief Executive Officer and Chief Financial Officer, we have been developing and implementing a comprehensive plan to remediate the identified material weaknesses. We began implementing certain measures as part of the remediation plan including: (i) development of a detailed remediation plan addressing the material weaknesses related to the control environment, risk assessment and monitoring, (ii) institution of policies and processes to support the functioning of internal controls over financial reporting, (iii) design and implementation of a comprehensive risk assessment process, (iv) installation of new ERP system (v) hiring/outsourcing of individuals with appropriate skills and experience.

The material weaknesses being addressed by the above-mentioned remediation plan will not be considered remediated until the applicable controls operate for a sufficient period of time, and management concludes, through testing, that these controls are operating effectively. This has not occurred to date.

Although we have commenced the remediation process and intend to complete it as promptly as possible, we cannot estimate how long it will take to remediate these material weaknesses. In addition, new material weaknesses may be discovered that require additional time and resources to remediate. Until the remediation is complete, we plan to continue to perform additional analyses and other procedures to ensure that our condensed consolidated financial statements are prepared in accordance with U.S. GAAP.

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

Item 1A.     Risk Factors (continued)

We have a limited operating history which makes it difficult to evaluate our business and prospects.

We have a limited operating history, which makes it difficult to evaluate our business and prospects to forecast our future results. We were founded in 2019. Although we have experienced substantial revenue growth on an annual basis, we have incurred losses since inception. As of September 30, 2024, we had an approximate accumulated deficit of $85.0 million. There can be no assurance that revenue growth will continue in the future.

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

Our historical financial statements have been prepared under the assumption that it will continue as a going concern. Our registered public accounting firm has issued a report on our financial statements for the years ended December 31, 2023 and 2022, that includes an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern. As of September 30, 2024, we had cash-on-hand of $721,542 and negative working capital of ($16.87 million). Our ability to continue as a going concern is dependent on our ability to obtain additional equity or debt financing. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when

Item 1A.     Risk Factors (continued)

we need them, we could go into default on our outstanding indebtedness, which would, in turn, permit our creditors to enforce remedies against us and cause us to consider reducing, discontinuing, or selling operations or seeking protection from creditors, and further raise substantial doubt about our ability to continue as a going concern. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our shareholders may lose some or all of their investment in Borealis Foods.

If we fail to maintain adequate operational and financial resources, particularly if we continue to grow rapidly, we may be unable to execute our business plan or maintain our competitive position and high-level customer satisfaction.

We must continue to expand in order to maintain our competitive position and continue to meet our customers’ increasing demands for product, variety, quality and availability, and price/performance targets. Our ability to grow depends, to a significant extent, on our ability to expand our food processing operations, which requires significant advance capital expenditures, as well as advance expenditures and commitments for facilities, personnel, and advertising. Timely access to capital markets is essential for us to achieve our business plan. We will need to raise additional capital from equity or debt sources in order to address our liquidity deficiency and to finance our growth and capital expenditures contemplated for future periods. There can be no assurance that we will be able to raise such capital on favorable terms or at all. In the event that we are unable to obtain such additional capital, we may be required to reduce the scope of our presently anticipated expansion. Our inability to achieve projected growth could have a material adverse effect on our results of operations and could adversely impact our ability to compete.

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

Item 1A.     Risk Factors (continued)

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

Item 1A.     Risk Factors (continued)

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in its implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with our review of the adequacy of our disclosure controls and procedures or internal controls over financial reporting, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. For example, during the preparation of the financial statements as of and for the year ended December 31, 2022, management discovered an error relating to our accounting for a business acquisition that was completed in a year prior to 2021. As a result, management recorded a prior period adjustment as of January 1, 2021 to correct this error. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. In addition, we did not effectively design, implement and operate effective process-level control activities related to inventory management and analysis of complex technical accounting matters. As a result of these deficiencies, material misstatements were identified and corrected in the consolidated financial statements as of and for the year ended December 31, 2023. Because there is a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiencies represent material weaknesses in our internal control over financial reporting. As of September 30, 2024 our internal control over financial reporting was not effective. We are in the process of remediating and implementing the internal control over integrated framework in order to address this weakness. In addition, we have hired additional technical accounting consultants to assist with any knowledge gaps to address the deficiencies.

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

Item 1A.     Risk Factors (continued)

internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

A significant portion of our revenue is concentrated with a limited number of customers.

A significant portion of our revenue is concentrated with a limited number of customers. Approximately 52% of our total revenue was derived from three customers during the nine months ended September 30, 2024. A disruption in our relationship with one of these customers could materially adversely affect our business, results of operations, cash flows, and financial position. We could experience fluctuations in our customer base or the mix of revenue by customers as markets and strategies evolve or are affected by changes in the general economy or the food industry among other things. Our customers’ demand for our products may fluctuate due to factors beyond our or any such customer’s control. For example, in 2023, our customer orders were not placed at the volume nor pace that was anticipated due to a number of factors that include, among others, the Ukraine conflict, increased transportation costs, warehouse availability at customer and retailer concerns about a potential shift in retail consumption patterns as the COVID-19 pandemic subsided, all of which negatively impacted our revenue growth. Even a meaningful change in a customers’ inventory strategy could impact the industries demand and growth for our product. If these customers were to reduce their purchases, we would lose a material amount or most of our current revenue. This would result in lower margins and materially adversely impact our business, results of operations, cash flows, and financial position.

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

Item 1A.     Risk Factors (continued)

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

Item 1A.     Risk Factors (continued)

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

Such adverse and uncertain economic conditions may impact distributor, retailer, food service, and consumer demand for our products and may lead to material and volatile increases in commodity pricing of raw materials used by us and in other costs incurred by us. For example, in connection with the war in Ukraine, governments in the U.S., U.K. and the EU have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. The uncertainty resulting from the military conflict in Europe has given rise and may continue to give rise to increases in costs of goods and services, scarcity of certain ingredients, increased trade barriers or restrictions on global trade. Further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which could materially adversely affect our business and/or our supply chain, business partners or customers in the broader region, including potential destabilizing effects that such conflicts may pose for the European continent or the global oil and natural gas markets. In addition, our ability to manage normal commercial relationships with our suppliers, co-manufacturers, distributors, retailers, food service customers, consumers, and creditors may suffer. As global economic conditions and commodity pricing of raw materials used by us continue to be volatile or uncertain and recessionary or inflationary pressures exist, trends in consumer discretionary spending also remain unpredictable and subject to changes. We have seen consumers shift purchases to lower-priced or other perceived value offerings during economic downturns as a result of various factors, including job losses,

Item 1A.     Risk Factors (continued)

inflation, higher taxes, reduced access to credit, change in federal economic policy and recent international trade disputes. In particular, consumers have reduced the amount of plant-based food products that they purchase where there are conventional animal-based protein offerings, which generally have lower retail prices. In addition, consumers may choose to purchase private label products, rather than branded products, because they are generally less expensive. Distributors, retailers and food service customers have become more conservative in response to these conditions and have sought to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailer and food service customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. Decreases in demand for our products without a corresponding decrease in costs could put downward pressure on margins and may materially adversely impact our financial results and financial position. Prolonged unfavorable economic conditions or uncertainty would be expected to have an adverse effect on our sales and profitability, which could be material, and may result in consumers making long-lasting changes to their discretionary spending behavior on a more permanent basis.

The loss of key personnel, or failure to attract and retain other highly qualified personnel in the future, could harm our business.

Our success depends to a significant degree upon the continued contributions of our senior operating management, including our co-founders, Reza Soltanzadeh, CEO, and Barthelemy Helg, Non-Executive Chairman of the Board. The loss of the services of Mr. Soltanzadeh or Mr. Helg could have a material adverse effect on our business, results of operations, and financial condition. Our success and future growth also will depend on our ability to attract and retain qualified management, manufacturing, technical and sales and marketing personnel. Competition for such personnel in the industry is intense. There can be no assurance that we will be successful in attracting and retaining such personnel.

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

Item 1A.     Risk Factors (continued)

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

Item 1A.     Risk Factors (continued)

Our future success will depend, in part, on our ability to maintain our technological leadership, enhance our current food products, develop new food products that meet changing customer needs and preferences, advertise and market our food products, and influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis.

The market for processing our food products is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and preferences and frequent new product introductions. Our future success will depend, in part, on our ability to maintain our technological leadership, enhance our current food products, develop new food products that meet changing customer needs and preferences, advertise and market our food products, and influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis. There can be no assurance that we will be successful in developing new food products or enhancing our existing food products on a timely basis, or that such new food products or enhancements will achieve market acceptance. In addition, there can be no assurance that food products or technologies developed by others will not render our food products or technology noncompetitive or obsolete.

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

Item 1A.     Risk Factors (continued)

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

Item 1A.     Risk Factors (continued)

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

Our operations are subject to extensive regulation by the U.S. Food and Drug Administration, the U.S. Department of Agriculture and other national, state, and local authorities. Specifically, we are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, and safety of food. Under this program the FDA regulates manufacturing practices for foods through its current good manufacturing practices regulations and specifies the recipes for certain foods. Our processing facilities and products are subject to periodic inspection by federal, state, and local authorities. We seek to comply with applicable regulations through a combination of employing internal personnel to ensure quality-assurance compliance (for example, assuring that food packages contain only ingredients as specified on the package labeling) and contracting with third-party laboratories that conduct analyses of products for the nutritional-labeling requirements.

Our failure to comply with applicable laws and regulations or maintain permits and licenses relating to our operations could subject us to civil remedies, including fines, injunctions, recalls, or seizures, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material adverse effect on our results of operations and financial condition.

Item 1A.     Risk Factors (continued)

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

For example, the FDA and the U.S. Department of Agriculture, other state regulators in the United States, and other similar international regulatory authorities could take action to further impact our ability to use or refer to certain terms to describe or advertise our products. In addition, a food may be deemed misbranded if our labeling is false or misleading in any particular way, and the FDA, CFIA, EU member state authorities or other regulators could interpret the use of a term to describe our premium products as false or misleading or likely to create an erroneous impression regarding their composition.

Should regulatory authorities take action with respect to the use of a specific term, such that we are unable to use those terms with respect to our premium products, we could be subject to enforcement action or could be required to recall our products marketed using these terms. Thus, we may be required to modify our marketing strategy, and our business, financial condition, and results of operations could be adversely affected.

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

Item 1A.     Risk Factors (continued)

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

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and The Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial reporting controls and changes in corporate governance practices. Further, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, imposes significant corporate governance and executive compensation related provisions on public companies.

Recent legislation permits companies that are emerging growth companies within the meaning of the federal securities laws to implement many of these requirements over a longer period and up to five years from the time of becoming a publicly traded company. Shareholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways that cannot currently be anticipated.

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

Item 1A.     Risk Factors (continued)

predicted or estimated. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the period covered by this Quarterly Report that were not registered under the Securities Act. We did not purchase any common shares during the period covered by this Quarterly Report under the Borealis stock buyback program as previously reported by Borealis in its Current Report on Form 8-K filed with the SEC on June 6, 2024.

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

Date: November 14, 2024

	By:	/s/ Reza Soltanzadeh
Reza Soltanzadeh
Chief Executive Officer & Director

Date: November 14, 2024	-and-

	By:	/s/ Stephen Wegrzyn
Stephen Wegrzyn
Chief Financial Officer