Form 10-K
period 2024-12-31
Borealis Foods Inc.
filed 2025-04-15
CIK 1852973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Borealis Foods Inc.
(Exact name of registrant as specified in its charter)

Ontario	001-40778	98-1638988
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1540 Cornwall Rd. #104 Oakville, Ontario, Canada	L6J 7W5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (905) 278-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Common Shares	BRLS	Nasdaq Capital Market
Warrants	BRLSW	Nasdaq Capital Market

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

i

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Shares outstanding, held by non-affiliates of the registrant, based on the closing price of $6.51, reported on the Nasdaq Capital Market, for the Common Shares on March 31, 2025, was approximately $41.9 million.

As of April 15, 2025, 21,378,890 Common Shares of the registrant, no par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III, Items 10-14 of this Form 10-K will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference to the Registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ii

MARKET AND INDUSTRY DATA

This Annual Report includes estimates regarding market and industry data and forecasts, which are based on our own estimates utilizing our management’s knowledge of and experience in, as well as information obtained from our subscribers, trade and business organizations, and other contacts in the market sectors in which we compete, and from statistical information obtained from publicly available information, industry publications and surveys, reports from government agencies, and reports by market research firms. We confirm that, where such information is reproduced herein, such information has been accurately reproduced and that, so far as we are aware and are able to ascertain from information published by publicly available sources and other publications, no facts have been omitted that would render the reproduced information inaccurate or misleading. Industry publications, reports, and other published data generally state that the information contained therein has been obtained from sources believed to be reliable, but we cannot assure you that the information contained in these reports, and therefore the information contained in this Annual Report that is derived therefrom, is accurate or complete. Our estimates of our market position may prove to be inaccurate because of the method by which we obtain some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process, and other limitations and uncertainties. As a result, although we believe our sources are reliable, we have not independently verified the information and cannot guarantee, or otherwise provide assurance on, its accuracy and completeness.

i

    CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) filed by Borealis Foods Inc. (the “Company” or “Borealis Foods” “our,” “us” or “we”) contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts, and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts, or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, Borealis Foods’ management.

Forward-looking statements may include, for example, statements about:
•our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern;our limited operating history makes it difficult to evaluate our business and prospects;
•our potential insolvency or inability to pay our debt would have a material adverse effect on our business, financial condition, results of operations and cash flow;
•we may be unable to execute our business plan or maintain our competitive position and high-level customer satisfaction if we fail to maintain adequate operational and financial resources, fail to obtain additional financing, particularly if we continue to grow rapidly;
•we have substantial debt burden, a significant portion of which matures soon and requires repayment or refinancing;
•our management team has limited experience managing a public company;
•we are an early stage and emerging growth company and, as such, we are subject to all the risks associated with early stage and emerging growth companies;
•we have identified material weaknesses in our internal control over financial reporting; if we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Common Shares;
•a significant portion of our revenue is concentrated with a limited number of customers;
•adverse climate conditions may have an adverse effect on our business. We may take various actions to mitigate our business risks associated with climate change, which may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks;
•our dependence on suppliers may materially adversely affect our operating results and financial position;
•manufacturing and production forecasts are based on multiple assumptions. We must adequately estimate our manufacturing capacity and inventory supply. If we overestimate our demand and overbuild our capacity or inventory, we may have significantly underutilized assets. Underutilization of our manufacturing facilities can adversely affect our gross margin and other operating results;
•our business operations and financial results could be adversely affected by changes in trade policies, including the imposition of new tariffs or trade restrictions by the U.S. government. With
ii

tariffs and other trade barriers between the U.S. and Canada, Mexico and other jurisdictions, our sales, profitability, and competitive position in those market could be negatively impacted;
•we may experience volatility in costs for ingredients and packaging due to conditions that are difficult to predict;
•our future success will depend, in part, on our ability to maintain our technological leadership, enhance our current food products, develop new food products that meet changing customer needs and preferences, advertise and market our food products, and influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis;
•our business depends on our use of proprietary technology relying heavily on laws to protect such technology;
•U.S. shareholders may not be able to obtain judgments or enforce civil liabilities against us or our executive officers or our Board of Directors (our “Board”);
•we will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives; and
•other factors detailed in Part I. Item 1A. “Risk Factors” section, as such descriptions may be updated or amended in any future reports.

We urge investors to consider all of the risks, uncertainties, and other factors disclosed in this filing carefully in evaluating the forward-looking statements contained in this report. We cannot assure you that the results or developments anticipated by us and reflected or implied by any forward-looking statement contained in this report will be realized or, even if substantially realized, that those results or developments will result in the forecasted or expected consequences for us or affect us, our operations or financial performance as we forecasted or expected. These forward-looking statements are based on information available as of the date of this Annual Report and current expectations, forecasts, and assumptions, and involve a number of judgments, risks, and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. We intend the forward-looking statements contained in this Annual Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

iii

PART I

Item 1. Business.

Overview

Borealis Foods is a pioneering, integrated food science and manufacturing company that is redefining affordable nutrition. Known for popular ramen noodle brands like the high protein Chef Woo, Chef Ramsay, Ramen Express, and Woodles, Borealis Foods brings innovative fusion flavors from diverse culinary traditions, creating delicious and nutritious meal options for consumers. With U.S.-based production facilities, the company’s portfolio reflects a commitment to quality, innovation, and sustainability.

An essential aspect of Borealis Foods' success is its strategic partnerships with prominent national and international food producers, retailers, and distributors. Serving as an innovation partner to global food leaders, Borealis Foods leverages these collaborations to expand its offerings, enhance technological capabilities, and deliver food products that embody its values of healthy nutrition and innovation.

While the World Health Organization has not updated its numbers for 2024, according to the organization, in 2023, approximately 2.33 billion people globally faced moderate or severe food insecurity, a number that has not changed significantly since the sharp upturn in 2020, amid the COVID-19 pandemic. Among those, over 864 million people experienced severe food insecurity, going without food for an entire day or more at times. Food production accounts for approximately 30% of the world’s energy consumption and 22% of global greenhouse gas emissions. Feeding the world’s population a healthy diet within the earth’s boundaries requires an urgent transition to a sustainable model. While the scale of the challenge is undeniably significant, we believe our innovative technology not only offers a pathway to a more sustainable future, but also a potential tool in the fight against global malnutrition.

Borealis Foods has developed the first complete protein dough containing all nine essential amino acids. It entered the market with ready-to-eat meals, featuring 20 grams of complete plant-based protein per serving, distributed through both retail and institutional/foodservice channels. Borealis Foods’ innovative model and products have allowed it to appeal to a broad range of consumers, positioning it to compete directly in the global ramen market, which was estimated as a $57.7 billion global market in 2023 according to the Instant Noodles Global Market Report 2024.

The Company’s innovative technology was used in the development of its first vertical, ramen noodles. Lovingly made in the U.S., Chef Woo, Chef Ramsay, Ramen Express and Woodles-branded ramen noodles are produced and packaged by the Company’s wholly-owned technologically advanced manufacturing company, Palmetto Gourmet Foods, or “PGF”. Located in Saluda, South Carolina, the factory is one of the largest and most advanced ramen noodle producers in North America. With a widespread presence, Borealis Foods’ products are currently available in over approximately 28,000 points of distribution primarily in the U.S., Canada, Mexico, and Latin America. The products can be found across several channels of mass merchandisers (Walmart), club stores (Costco and Sam’s Club), limited assortments retailers (Aldi and Publix), traditional supermarkets (Albertson, Winn-Dixie, and Save Mart), regional retailer channels, and e-commerce distributors (Amazon, Walmart.com and Instacart).

Research, development, and innovation are core elements of our business strategy, which we see as a critical competitive advantage. Through continuous R&D and partnerships with other advanced food-tech companies as well as prominent national and international food producers, retailers and distributors, our team focuses on making continuous improvements to our existing technology and product formulations, in addition to developing new products across our platform.

The Borealis Foods Strategic Difference

Unique Approach to the Product

We developed and launched the first plant-based instant ramen meals providing 20 grams of complete protein per serving. We believe our unique approach to making ready-made ramen makes us a disruptor in one of the most widely consumed food categories.

Our Chef Woo ramen serves as a complete source of protein because it includes all nine essential amino acids and provides over one-third of a person’s daily recommended protein in one serving. Complete proteins are essential to a healthy diet. They contribute to muscle growth, repair, and maintenance and also play a role in bolstering the immune system, aiding in the production of antibodies and enzymes that defend against infections and promote faster healing. Complete proteins also are involved in hormone production, helping to regulate various bodily functions, including metabolism and mood. Our commitment to providing higher protein content in our ramen sets our products apart from other instant noodle cups on the market. Additionally, we use a protein source that is free of anti-digestive factors that hinder protein digestibility, further enhancing the bioavailability of the protein.

1

Plant-based protein is a highly convenient and cost-effective source of protein which is hard to match from a cost perspective when compared to other sources of protein. Legacy vegetarian brands have typically aimed to compensate for poor taste appeal by positioning their products as a noble sacrifice — something consumers should do for the benefit of their health, the environment, and/or animal welfare. Our compelling product innovations have enabled a paradigm shift in both marketing and target audience — tapping into the enthusiastic pull from mainstream consumers for delicious and satisfying, yet better-for-you plant-based meals. Our patent-pending technology can be deployed in other applications to make additional high-protein ready-made meals and snacks.

Unique Approach to the Market

The ramen market has seen limited product innovation and differentiation resulting from product positioning which generates low retail profit margins. We are changing that paradigm with our innovative food technology, providing consumers with a healthy, affordable, shelf-stable, convenient meal. We are re-inventing instant ramen noodles while maintaining flavor consistency, palatability, and affordability. Our know-how allows us to customize products for different subsets based on the desired dietary-specific requirements (i.e., high-fiber, gluten-free, high-protein, low sodium, keto-friendly, and micronutrients). We are focused on a multi-prong approach that consists of expanding our distribution through the following channels:

•Traditional Retail: Remain focused on existing customers while expanding into new markets in the U.S., Canada, Mexico, and Latin America.

•Food Services: Expand our products into the food services space as a healthy ready-made food option for convenient grab-and-go meals.

•Strategic Partnerships: Continue developing strategic partnerships with prominent national and international food producers, retailers, and distributors. Serving as an innovation partner to global food leaders, the company leverages these collaborations to expand its offerings, enhance technological capabilities, and deliver food products that embody its values of healthy nutrition and innovation.

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

Industry

Market Opportunity

We operate in the large global food industry. Instant noodle products are our first (currently only) vertical. Instant ramen noodles are one of the most widely consumed packaged foods enjoyed by over five billion people in an estimated $57.7 billion global market in 2023. The ramen noodle market is estimated to grow at a compound annual growth rate (“CAGR”) of 6.12% during 2024-2032 to reach approximately $98.3 billion by 2032. Our core target market is North America, which ranks sixth in the world for consumption of instant noodles. In 2023, according to the World Instant Noodles Association, the global demand for instant noodles was over 120 billion servings.

Various industry studies indicate that consumers want healthier and more convenient food options. We believe our innovative food offerings converge with consumer trends and demands for great-tasting, wholesome, plant-based foods made from sustainably sourced ingredients, including preferences for vegetarian, vegan, and organic lifestyles. The United States is experiencing a trend where consumers are willing to pay a premium for U.S. made foods; we believe there is a growing concern over quality, ingredient origins, contaminants, and questionable labor policies. A Reuters poll in 2017 found 70% of Americans think it is “very important” or “somewhat important” to buy U.S.-made products. In addition, 68% of global consumers are more likely to purchase food products that are locally grown and produced. Further research shows that North American plant-based protein consumers will drive the premium product category — growing at a faster pace over the next five years.

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

We believe there is significant demand for our products across the globe in retail and e-commerce channels, as well as the potential to source NGOs and government programs with nutritious, sustainable, and affordable high-protein food. In markets excluding Canada and the U.S., the number of instant noodles consumed has continued to grow worldwide. Our initial international target markets include expansion into Mexico with further future expansion in Latin America and the Middle East, where we have received strong inbound interest for our instant noodle products. Millennials and Gen Zs make up the largest consumer group, together consisting of approximately 53% of the world population as of the end of 2023 according to market research. In 2024, millennials had a global spending power of $2.5 trillion, while Gen Z, as an influential market segment, has emerged as a powerful consumer force, wielding significant spending power exceeding $450 billion. These generations possess a strong understanding of health and environmental issues, and they demonstrate their focus on these issues through their on-shelf purchase decisions. In addition, market studies have found that consumers are four to six times more likely to purchase and champion purpose-driven companies.

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

We are led by a proven and experienced management team. Reza Soltanzadeh, our CEO and Co-Founder has over 28 years of experience in the field of food sciences and food production, both in management roles and as an investor. He has an extensive track record of successful involvement with multibillion-dollar food-focused company mergers and acquisitions investments. Mr. Soltanzadeh is a leading thinker in the industry and a frequent media and podcast guest and speaker at conferences, where he advocates making nutrition both accessible and affordable. Under his leadership, Borealis Foods has formulated and commercialized numerous innovative products, while supplying over 300 million meals to retailers, U.S. schools, humanitarian programs, and the U.S. military. Mr. Soltanzadeh's mission is to bridge the gap between nutrition and affordability, while ensuring that high-protein, science-driven food solutions reach the people who need them most.

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

Growth Strategy

Growth Across Distribution Channels

We believe there is a significant opportunity to expand beyond our current retail and e-commerce footprint. Our early focus was the establishment of a presence in retail channels, highlighted by the successful penetration into 26,000 points of distribution across Canada, Mexico, and the U.S. The long-term plan includes potential expansion into Latin America and the Middle East. We believe increased distribution will lead more consumers to purchase our products.

We have developed a strategy to pursue growth within the following distribution channels:

•Retail: Building on the success of Chef Woo, we intend to increase our presence as the first plant-based high-protein offering on the ramen shelf. We have a strong presence at leading food retailers, including across channels of mass merchandisers (Walmart), clubs (Costco), limited assortments retailers (Aldi and Publix), and traditional supermarkets (Albertson, Winn-Dixie, Save Mart), as well as e-commerce distributors (Amazon, Walmart.com and Instacart) that continue to grow. We have recently expanded our product distribution to include pharmacies and drug stores (CVS and Rite Aid). We have a significant opportunity to grow our sales within Canadian and U.S. retail by focusing on increasing sales at our existing points of distribution. We also expect to grow our retail distribution by establishing commercial relationships with new customers.

•Food Services: Expand our products into the food services space as a healthy ready-made food option.

•Strategic Partnerships: Continue developing strategic partnerships with prominent national and international food producers, retailers, and distributors. Serving as an innovation partner to global food leaders, the company leverages these collaborations to expand its offerings, enhance technological capabilities, and deliver food products that embody its values of healthy nutrition and innovation.

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

Products

Our principal products include:

•Chef Woo super premium High-Protein instant ramen with 20 grams of plant-based complete protein that is kosher, halal, vegan, and vegetarian certified, egg and dairy-free, TBHQ and added MSG free, and available in the following flavors: Roasted Chicken, Braised Beef, Spicy Tequila Lime, Thai Lemongrass, Sweet Chili Togarashi, and Chili Chicken.

•Chef Ramsay, ultra-premium brand, created in conjunction with renowned chef Gordon Ramsay. Also providing 20 grams of complete protein per serving, this product was introduced with two flavors to the market to appeal to more refined consumers and those seeking a more elevated noodle meal.

•Ramen Express premium ramen that is kosher, halal, vegan, vegetarian certified, egg and dairy-free, and TBHQ and added MSG free, and comes in the following flavors: Chicken Flavor, Beef Flavor, Shrimp Flavor, Hotter & Spicier, Lime & Chili Shrimp Flavor, Hot & Spicy Chicken Flavor, Hot & Spicy Beef Flavor, Hot & Spicy Shrimp Flavor, and Soy Sauce Flavor.

•Woodles, whole grain-rich ramen noodles designed to provide a healthier alternative to traditional ramen, particularly for school meal programs. These noodles are made with at least 51% whole wheat flour, aligning with nutritional guidelines for schools.

Customers and Distributors

Retail

We remain focused on addressing existing demand from current customers and expanding our business with these customers. Our products are distributed in major retail partner locations across the U.S., Canada and Mexico, including approximately 25,000 stores in the U.S. including Walmart, Costco, Albertsons, and Aldi and approximately 3,300 stores in Canada.

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

Manufacturing

We fully own our manufacturing facility located in Saluda, South Carolina, operated by our wholly-owned subsidiary, PGF. The advanced production facility is over 200,000 square feet. The facility is British Retail Consortium (“BRC”) AA+ rated food-grade facility certified. Currently, there are four fully automated cup and pillow production lines with advanced high-speed packaging machinery. There is the capacity to host six instant noodle production lines capable of producing 600 million meals per year. We believe our current facility is adequate to meet ongoing demand and is capable of hosting additional production lines to support our future ramp-up. In addition, we are in the process of obtaining permits to convert to solar power in hopes of becoming Scope two carbon neutral.

Food Safety and Quality Control

We utilize a comprehensive food safety and quality management program, which employs strict manufacturing procedures, expert technical knowledge of food safety science, employee training, ongoing process innovation, use of quality ingredients, and both internal and independent auditing.

Our Saluda, South Carolina facility has a Food Safety Plan (“FSP”) that focuses on preventing food safety risks and is compliant with the requirements set forth under the Food Safety Modernization Act or (“FSMA”). In addition, our facility has at least one Preventive Controls Qualified Individual who has successfully completed training in the development and application of risk-based preventive controls at least equivalent to that received under a standardized curriculum recognized by the U.S Food and Drug Administration (“FDA”).

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

Marketing

Borealis Foods continues to implement a multi-channel marketing strategy to engage a broad demographic age by focusing on consumer attitudes and groups. Our efforts have been directed toward enhancing brand visibility and connecting authentically with our consumers. Refined consumer targeting has been a key directive of our plan that allows for lifestyle choices, age and retail preferences.

Product Positioning

•The “Ramen Express” brand continues to cater to college students and cost-conscious families seeking a healthy alternative to traditional instant ramen. New and existing flavor profiles remain a good attraction to consumers.

•The “Chef Woo” brand provides 20 grams of complete protein and targets home chefs, health-conscious mothers and fitness enthusiasts interested in high protein foods options. New flavors were introduced this past year.

•The “Chef Ramsay” brand is our new ultra-premium brand, created in conjunction with renowned chef Gordon Ramsay. Also providing 20 grams of complete protein per serving, this product was introduced with two flavors to the market to appeal to more refined consumers and those seeking a more elevated noodle meal.

•The “Woodles” brand was originally designed for U.S. school lunch programs. This product is a nutritious take on instant noodles with whole grains and high protein ingredients. The product has gained traction by providing to students a “better-for-you” noodle option that did not exist before.

Marketing Strategy

Our strategy focuses on aligning with our customers' aspirations by offering products that are not just healthy, well-produced and affordable, but also offer an elevated taste experience.

Marketing Activities

•Social Media Engagement: We have maintained a robust presence on platforms like Instagram and TikTok, sharing user-generated content and weekly content featuring recipes and product highlights. This approach has facilitated steady growth beyond our followers but to the wider segmented consumer audience.

•Influencer Collaborations: Our partnerships with influencers, including home chefs and personalities, have expanded our reach. Notably, Chef Gordon Ramsay joined Borealis Foods as an investor and strategic advisor in 2023, serving as a shareholder, advisor, and brand ambassador. Chef Ramsay's involvement includes creating enticing recipes with our ramen products, aligning with our vision of providing accessible, nutritious, and tasty food globally.

•Targeted Digital Advertising: We have continued to utilize targeted digital advertising to support retail sales and enhance brand awareness.

•Product Launches:
◦Our Woodles product, a whole-grain, and high-protein noodle offering, has continued to penetrate the U.S. school lunch programs, promoting healthy and sustainable eating for students.
◦We introduced Ramen Noodles by Chef Ramsay, a premium instant ramen line crafted in collaboration with Chef Gordon Ramsay, which has gained strong traction in the market.

•Distribution Expansion: We expanded our retail distribution across North America and e-commerce channels, notably increasing sales on Amazon.

•Public Relations & Media Coverage: Proactive PR efforts have enhanced the company’s brand recognition. Through strategic press releases, media coverage, and participation in high-profile industry events, we have reinforced our position as a food science innovator. Notably, our partnerships with Gordon Ramsay and our expansion into school meal programs have garnered media attention, further driving consumer awareness and trust in our brand.

Our focus remains on creating authentic connections, driving awareness, and ensuring that our message of delicious, high-quality, and accessible meals reaches an even broader audience. With an expanding digital presence, innovative collaborations, and a commitment to engaging messages, Borealis Foods is poised to further elevate its brand visibility and impact.

Competition

We operate in a highly competitive environment. We believe that we compete with both plant-based protein brands producers, such as Beyond Meat, Tattooed Chef, and Impossible Foods as well as traditional ramen producers, such as Nissin Foods, Maruchan, and other ramen brands. We believe the principal competitive factors in our industry are:

•Taste
•Nutritional profile
•Ingredients
•Convenience
•Cost
•Brand awareness and loyalty among customers
•Product variety and packaging
•Access to major retailer shelf space and retail locations
•Intellectual property protection on products

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

Employees

As of December 31, 2024, we had 147 full-time employees, including 121 in manufacturing operations (included 36 agency employees), one in research and development, nine in sales and marketing, two in human resources, five in finance, two in legal and seven in administration. Our employees are all employees at will and are not subject to any collective bargaining agreements.

Intellectual Property

We own trademarks, trademark applications, registrations, and other proprietary rights that are important to our business. Depending upon the jurisdiction, trademarks, and their corresponding registrations are valid if they are used in the regular course of trade and/or their registrations are properly maintained. Borealis Foods’ primary trademarks include the “Chef Woo”, “Ramen Express”, and “Woodles”.

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

Seasonality

We have generally experienced in the past, and expect to continue to experience, seasonal fluctuations in our retail sales as a result of consumer and customer spending patterns. Historically, the months of August to September and January to March result in the greatest retail sales due to back-to-school purchasing in the fall and renewed consumer focus on healthy living following New Year’s Day. We believe these consumer spending patterns are driven primarily by the predisposition of consumers to adjust their approach to nutrition at certain times of the year. We are unique in that our innovative technology allows us to tailor our products to specific nutritional needs allowing us to potentially access alternative distribution channels e.g., NGOs and government programs. Over time, these potential additional distribution channels should help reduce the seasonal fluctuations in our retail sales.

Government Regulation

Along with our brokers, distributors, ingredients, and packaging suppliers, we are subject to extensive laws and regulations in the U.S. by federal, state, and local government authorities. In the United States, the primary federal agencies governing the manufacturing, distribution, labeling, and advertising of our products are the FDA, and the U.S. Federal Trade Commission (or “FTC”). Under various federal statutes and implementing regulations, these agencies, among other things, prescribe the requirements and establish the standards for quality and safety and regulate our product composition, manufacturing, labeling, and other marketing and advertising to consumers. Among other things, the facility in which our products and ingredients are manufactured must register with the FDA, comply with current good manufacturing practices (or “cGMPd”), and comply with a range of food safety requirements established by and implemented under the Food Safety Modernization Act of 2011. The FDA has the authority to inspect our facility to evaluate compliance with these requirements. The FDA also requires that certain nutrition and product information appear on our product labels and, more generally, that our labels and labeling be truthful and non-misleading. Similarly, the FTC requires that our marketing and advertising be truthful, non-misleading, and not deceptive to consumers. We are also restricted from making certain types of claims about our products, including nutrient content claims, health claims, and claims regarding the effects of our products on any structure or function of the body, whether express or implied unless we satisfy certain regulatory requirements.

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

Item 1.A. Risk Factors.

You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this Annual Report. If any of the following events occur, our business, financial condition, operating results and cash flow may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

SUMMARY OF RISK FACTORS

The following is a summary of some of the risks and uncertainties as of the date of the filing of this Annual Report on Form 10-K that could materially adversely affect our business, financial condition, results of operations and cash flow. You should read this summary together with the more detailed description of each risk factor contained below in the section titled “Risk Factors.”

Risks Related to Our Financial Condition

•Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern;
•Our potential insolvency or inability to pay our debt would have a material adverse effect on our business, financial condition, results of operations and cash flow;
•We will require substantial capital investment in the future, and our inability to raise adequate capital could affect our ability to continue as a going concern;
•Restrictive covenants in the agreements governing our Credit Facility may restrict our future operations, including our ability to pursue our business strategies or respond to changes;
•Our financial results and future growth have been, and could in the future be, harmed by currency exchange rate fluctuations;
•Insolvency, credit problems or other financial difficulties that could confront our retail partners could expose us to financial risk;

Risks Related to Our Business

•We have a limited operating history which makes it difficult to evaluate our business and prospects;
•The loss of key personnel, or failure to attract and retain other highly qualified personnel in the future, could harm our business;
•Our management team has limited experience managing a public company;
•We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives;
•Our dependence on suppliers may materially adversely affect our operating results and financial position;
•Manufacturing and production forecasts are based on multiple assumptions. We must adequately estimate our manufacturing capacity and inventory supply. If we overestimate our demand and overbuilds our capacity or inventory, we may have significantly underutilized assets. Underutilization of our manufacturing facilities can adversely affect our gross margin and other operating results;
•We may experience volatility in costs for ingredients and packaging due to conditions that are difficult to predict;
•Our future success will depend, in part, on our ability to maintain our technological leadership, enhance our current food products, develop new food products that meet changing customer needs and preferences, advertise and market our food products, and influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis;
•Adverse climate conditions may have an adverse effect on our business. We may take various actions to mitigate our business risks associated with climate change, which may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks;

•The spread of contagious diseases, natural disasters, severe weather, actual or threatened hostilities or war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty may cause global economic disruption, and its impact on our business is uncertain;
•The loss of key personnel, or failure to attract and retain other highly qualified personnel in the future, could harm our business;
•Consumer spending habits, including discretionary spending on food products such as ours, are affected by many factors;
•We face market competition, and if we are unable to compete effectively with our competitors, our business and operating results could be materially adversely affected;
•A significant portion of our revenue is concentrated with a limited number of customers. The loss of or deterioration or disruption in our relationship with one or more of our customers could have a material adverse effect on our business, financial condition, result of operations and cash flow;
•We may not continue to grow or maintain our active customer base, may not be able to achieve or maintain profitability, and may not be aligned with customer trends and preferences;
•If we fail to maintain adequate operational and financial resources, particularly if we continue to grow rapidly, we may be unable to execute our business plan or maintain our competitive position and high-level customer satisfaction;
•We will need to grow the size of our organization, and we may experience difficulties in managing this growth;
•The war in Ukraine, and the sanctions in place, could adversely affect global energy and financial markets thus potentially affecting our business and customers;
•We run the risk of crop failures largely dependent on factors outside of our control;
•Our business is subject to an increasing focus on environmental and social impact matters;
•Changes in commodity costs and other operating costs could materially adversely affect our results of operations;
•Unfavorable general economic conditions could adversely affect our business and financial results;

Risks Related to Technology and Intellectual Property

•Our future success will depend, in part, on our ability to maintain our technological leadership, enhance our current food products, develop new food products that meet changing customer needs and preferences;
•Our business depends on the use of proprietary technology relying heavily on laws to protect it;
•Inadequate technical and legal intellectual property (IP) protections could prevent us from defending or securing our proprietary technology and IP;
•Any cybersecurity-related attack, significant data breach, or disruption of the information technology systems, infrastructure, network, third-party processors, or platforms on which we rely could damage our reputation and materially adversely affect our business, and financial results.

Risks Related to Legal and Regulatory Matters

•We are subject to government regulation and industry policy risks that may change and cause us to no longer comply;
•We may be subject to changes in laws or regulations that can change on any given day;
•We are subject to multinational requirements beyond our control;
•Climate change, and related legislative and regulatory responses to climate change, may materially adversely impact our business;

Risks Related to Ownership of Our Securities

•Raising additional capital may cause dilution to our Shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;
•If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common shares;
•Our Articles, together with our By-laws, and Canadian laws and regulations applicable to us may adversely affect our ability to take actions that could be deemed beneficial to our shareholders;
•U.S. shareholders may not be able to obtain judgments or enforce civil liabilities against us or our executive officers or our board of directors;
•The price of our Common Shares may be volatile, and you could lose all or part of your investment;
•We may issue additional shares or other equity securities without your approval, which would dilute your ownership interest in us and may depress the market price of your shares;

General Risk Factors

•The global scope of our business subjects us to risks that could negatively affect our business;
•Unfavorable general economic conditions could adversely affect our business, financial condition, results of operation and cash flow;
•As current tariffs are implemented, or if additional or increased tariffs or other restrictions are placed on foreign imports or any related counter-measures are taken by other countries, our business and results of operations could be harmed; and
•Economic recessions or downturns could impair our company and harm our operating results.

Risks Related to Our Financial Condition

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. Our registered public accounting firm has issued a report on our consolidated financial statements for the years ended December 31, 2024 and 2023, that includes an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to obtain additional equity or debt financing. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need them, we could be unable to fund our ongoing business, which, in turn, could cause our customers or suppliers to decrease the amount of business they do with us or terminate their relationship with us, or we could be unable to fund our ongoing business, which, in turn, could cause our customers or suppliers to decrease the amount of business they do with us or terminate their relationship with us, or we could go into default on our outstanding indebtedness, which, in turn, would permit our creditors to enforce remedies against us and cause us to consider reducing, discontinuing, or selling operations or seeking protection from creditors, and further raise substantial doubt about our ability to continue as a going concern. The substantial doubt regarding our ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our shareholders may lose some or all of their investment in our Company. Any one or more of such events would have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our potential insolvency, inability to pay our debt or bankruptcy would have a material adverse effect on our business, financial condition, results of operations, cash flow, cash available for distribution as well as our ability to service our debt obligations, and could result in our inability to continue as a going concern.

If we were to default on our debt obligations, it would likely cause a significant or complete reduction in the operating cash flow generated by our product sales. There can be no assurance that we would be able to avoid insolvency, make timely payments on our debt or payments to our suppliers. If we were to default, we may incur substantial costs, that could have a severe adverse effect on our business, financial condition, results of operations and cash flow, and we might take actions to respond to any default including the curtailment or reduction in operations, the sale of assets or the Company, or seeking protection from creditors under bankruptcy or insolvency laws.

We will require substantial capital investment in the future, and our inability to raise adequate capital could affect our ability to continue as a going concern.

We will require significant funding to continue our operations and advance our business plan. Our ability to raise additional capital, on timely and favorable terms or at all, will depend on various factors, including macroeconomic conditions and market conditions as well as our liquidity, financial condition and results of operations. If these factors deteriorate, our ability to raise capital to fund ongoing operations, capital needs and business activities could be significantly negatively impacted. If we cannot obtain adequate additional financing, among other things, we may have to substantially curtail or limit our production activities, sell assets or the Company or seek protection from creditors under bankruptcy laws, which could materially and adversely affect our business plan. Inadequate financial resources could also raise substantial doubt about our ability to continue as a going concern.

Restrictive covenants in the agreements governing our Credit Facility may restrict our future operations, including our ability to pursue our business strategies or respond to changes.

The agreement governing our Credit Facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. These include covenants restricting, among other things, our ability to:

•incur additional indebtedness;
•create, incur, assume or permit liens;
•consolidate, merge, liquidate, wind up or dissolve;
•pay dividends or make other distributions in respect of equity;
•make payments in respect of junior lien or subordinated debt;
•sell, transfer, license or otherwise dispose of assets;
•engage in transactions with affiliates;
•enter into any restrictive agreement;
•materially alter the business that we conduct;
•change our fiscal year for accounting and financial reporting purposes; and
•amend or otherwise change the terms of the documentation governing certain restricted debt.

In addition, the terms of any future indebtedness we may incur could include more restrictive covenants. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, we may not be able to obtain waivers from our creditors and/or amend the covenants.

Our failure to comply with the covenants in the agreements governing our indebtedness could result in an event of default under such indebtedness, which could have a material adverse effect on our business, financial condition, results of operations, cash flow and prospects. Additionally, our default under one agreement covering our indebtedness may trigger cross-defaults under other agreements covering our indebtedness. Upon the occurrence of an event of default or cross-default under any of the agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies. In the event our lenders accelerate the maturity of our indebtedness, we would not have sufficient cash to repay that indebtedness, which would materially and adversely affect our business, financial condition, results of operations, cash flow and prospects and could have a material adverse effect on our ability to continue to operate as a going concern.

Our financial results and future growth have been, and could in the future be, harmed by currency exchange rate fluctuations.

As our international business grows, our results of operations have been and could in the future be materially adversely impacted by changes in foreign currency exchange rates. Revenues and certain expenses in markets outside of the United States are recognized in local foreign currencies, and we are exposed to gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements. In addition, the business of our suppliers may also be disrupted by currency exchange rate fluctuations by making their purchases of raw materials more expensive and more difficult to finance. As a result, foreign currency exchange rate fluctuations may materially adversely impact our results of operations.

Insolvency, credit problems or other financial difficulties that could confront our retail partners could expose us to financial risk.

We sell to the large majority of our retail partners on open account terms and do not require collateral or a security interest in the inventory we sell them. Consequently, our accounts receivable with our retail partners are unsecured. Insolvency, credit problems, or other financial difficulties confronting our retail partners could expose us to financial risk. These actions could expose us to risks if they are unable to pay for the products they purchase from us. Financial difficulties of our retail partners could also cause them to reduce the number or size of stores, and the amount of shelf space dedicated to our products. Further, economic conditions resulting in diminished liquidity or credit availability, increases in inflation rates, rising interest rates, declines in consumer confidence, declines in economic growth, or uncertainty about economic stability, may lead to a material reduction in sales of our products by our retail partners. Any reduction in sales by, or loss of, our current retail partners or customer demand, or credit risks associated with our retail partners, could harm our business, financial condition, results of operations, and cash flow.

Risks Related to Our Business

We have a limited operating history which makes it difficult to evaluate our business and prospects.

We have a limited operating history, which makes it difficult to evaluate our business and prospects to forecast our future results. We were founded in 2019. Although we have experienced substantial revenue growth on an annual basis, we have incurred losses since inception. As of December 31, 2024, we had an approximate accumulated deficit of $(90.8) million USD. There can be no assurance that revenue growth will continue in the future. In addition, we may experience substantial fluctuations in operating results in the future caused by various factors, including:

•general economic conditions;
•specific economic conditions in the food and agriculture industry;
•the impact of inflation and rising interest rates across the economy, including higher food, grocery, raw materials, transportation, energy, labor and fuel costs;
•increases in the price of raw materials, labor, wages or other inputs that our suppliers use in manufacturing and supplying products, along with logistics, transportation, shipping and other related costs, may lead to higher production and shipping costs for our products. Any increase in the cost of inputs to our production could lead to higher costs for products in retail channels and could negatively impact our operating results and future profitability;
•the introduction of new products by us or our competitors; and
•the mix of products sold and the mix of channels through which those products are sold.

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

Our success depends to a significant degree upon the continued contributions of our senior operating management, including our co-founders, Reza Soltanzadeh, Chief Executive Officer, and Barthelemy Helg, non-executive Chairman of the Board. The loss of the services of Mr. Soltanzadeh or Mr. Helg could have a material adverse effect on our business, financial condition, results of operations, and cash flow. Our success and future growth also will depend on our ability to attract and retain qualified management, manufacturing, technical and sales and marketing personnel. Competition for such personnel in the industry is intense. There can be no assurance that we will be successful in attracting and retaining such personnel.

Our management team has limited experience managing a public company.

Some members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage being a public company that is subject to significant regulatory oversight and reporting obligations under the federal, foreign and state or provincial securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm its business, financial condition, results of operations, and cash flow.

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) collectively have limited prior experience managing a public company and limited prior public company financial reporting experience. They are and will continue to be heavily dependent on engaging and dealing with outside professional advisors, primarily accountants, lawyers, and financial advisors who are not and will not be affiliated with our independent auditors. We do not have any formal arrangements with professionals to help our CEO and CFO and cannot provide any assurances that we will be able to establish arrangements with professionals on terms or costs that are acceptable or affordable to us.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which will require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and The Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial reporting controls and changes in corporate governance practices. Further, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, imposes significant corporate governance and executive compensation related provisions on public companies. Recent legislation permits companies that are emerging growth companies within the meaning of the federal securities laws (each, an “EGC”) to implement many of these requirements over a longer period and up to five years from the pricing of their initial public offering. Shareholder activism, the current political environment and government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways that cannot currently be anticipated.

It is anticipated that the rules and regulations applicable to public companies have increased and will continue to increase substantially the legal and financial compliance costs incurred by us and make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have an adverse effect on our business. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of its products or services. For example, it is expected that these rules and regulations will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. The amount or timing of additional costs we may incur to respond to these requirements cannot be predicted or estimated. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

Our dependence on suppliers may materially adversely affect our operating results and financial position.

We have no long-term contracts with our suppliers. Although we attempt to maintain generally a minimum of two vendors for each required food ingredient, certain raw materials and products used by us in processing our products are currently acquired or available from only one source. For example, Puris Foods is our preferred supplier of the pea protein used for our ramen products. We have from time-to-time experienced significant delays in the receipt of certain of our ingredients. In the event of a disruption or other business issue with our preferred provider, we would source our pea protein from one of our other providers. A failure by a supplier to deliver quality ingredients on a timely basis, or the inability to develop alternative sources if and as required, could result in delays which could materially adversely affect our operating results and financial position.

Manufacturing and production forecasts are based on multiple assumptions. We must adequately estimate our manufacturing capacity and inventory supply. If we overestimate our demand and overbuilds our capacity or inventory, we may have significantly underutilized assets. Underutilization of our manufacturing facilities can adversely affect our gross margin and other operating results.

We must accurately forecast demand for each of our products and inventory needs in order to ensure we have adequate available manufacturing capacity for each such product and to ensure we are effectively managing our inventory. Our forecasts are based on multiple assumptions which may cause our estimates to be inaccurate and affect our ability to obtain adequate manufacturing capacity and adequate inventory supply in order to meet the demand for our products, which could prevent us from meeting increased customer demand and harm our brand and our business and, in some cases, may result in fines or indemnification obligations we must pay customers or distributors if we are unable to fulfill orders placed by them in a timely manner or at all. If we overestimate our demand and overbuild our capacity or inventory, we may have significantly underutilized assets. Underutilization of our manufacturing facilities can adversely affect our gross margin and other operating results. If demand for our products experiences a prolonged decrease, we may be required to terminate or make penalty-type payments under certain supply chain arrangements, close or idle facilities and write down our long-lived assets, which would increase expenses.

If demand does not materialize at the rate forecasted, we may not be able to scale back our manufacturing expenses or overhead costs quickly enough to correspond to the lower than expected demand. If product demand decreases or we fail to forecast demand accurately, our results may be adversely impacted due to higher costs resulting from lower manufacturing utilization, causing higher fixed costs per unit produced. Further, we may be required to recognize excess or obsolete inventory write-off charges, or excess capacity charges, which would have a material negative impact on our business, financial condition, results of operations and cash flow.

We may experience volatility in costs for ingredients and packaging due to conditions that are difficult to predict.

We purchase large quantities of food ingredients. In addition, we purchase and use significant quantities of paper and film to package our products. Costs of food ingredients and packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, consumer demand, and changes in governmental trade and agricultural programs. Volatility in the prices of ingredients and other supplies we purchase could increase our cost of sales and reduce our profitability. Moreover, we may not be able to implement price increases for our products to cover any increased costs, and any price increases we do implement may result in lower sales volumes. If we are not successful in managing our ingredient and packaging costs, if we are unable to increase our prices to cover increased costs or if such price increases reduce our sales volumes, then such increases in costs may materially adversely affect our business, financial condition, results of operations and cash flow.

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

Consumer spending habits, including discretionary spending on food products such as ours, are affected by many factors including:

•prevailing economic conditions, including interest rates;
•energy costs, especially gasoline prices;
•levels of employment;
•salaries and wage rates, including tax rates;
•other taxes;
•increased uncertainty related to tariffs;
•impacts on food prices, especially in regards to our supplies; and
•consumer confidence.

Weakness or uncertainty regarding the economy, both domestic and international, as a result of reactions to consumer credit availability, increasing energy prices, inflation, increasing interest rates, tariffs, unemployment, pandemics such as the COVID-19 pandemic and other outbreaks of illness, such as a higher than average rate of influenza, adverse weather conditions, natural disasters, war, terrorist activity or other unforeseen events could materially adversely affect consumer spending habits, which may result in lower operating revenue and materially adversely affect our business, financial condition, results of operations and cash flow.

We face market competition, and if we are unable to compete effectively with our competitors, our business and operating results could be materially adversely affected.

The food and agriculture business is highly competitive, and faces increased competition as a result of consolidation, channel proliferation, and the growth of online food retailers and new market participants. Currently, the leading providers of food and agriculture products include large food and agriculture companies, as well as a number of smaller companies. Many of these companies possess financial resources significantly greater than those of ours, and accordingly, could initiate and support prolonged price competition to gain market share. In particular, the large food and agriculture companies could significantly undercut our pricing for our products. If significant price competition were to develop, we likely would be forced to lower our prices, possibly for a protracted period, which would have a material adverse effect on our business, financial condition, results of operations and cash flow and could threaten our economic viability. In addition, many of these large competitors possess marketing, agricultural and food processing resources greater than those of ours. Smaller competitors, although often faced with financial barriers, typically compete on the basis of their ability to create niche markets by rapidly introducing products of interest to local customers and then expanding. The resulting price pressure and niche loyalties could present substantial competitive challenges for us.

A significant portion of our revenue is concentrated with a limited number of customers. The loss of or deterioration or disruption in our relationship with one or more of our customers could have a material adverse effect on our business, financial condition, result of operations and cash flow.

A significant portion of our revenue is concentrated with a limited number of customers. Approximately 33% of our total revenue in 2024 was derived from two customers. A disruption or deterioration in or other business issue our relationship with any one or more of these customers could materially adversely affect our business, financial condition, results of operations and cash flow. We could experience fluctuations in our customer base or the mix of revenue by customers as markets and strategies evolve or are affected by changes in the general economy or the food industry among other things. Our customers’ demand for our products may fluctuate due to factors beyond our or any such customer’s control. For example, in 2024, our customer orders were not placed at the volume nor the pace that was anticipated due to a number of factors that include, among others, the increased transportation costs, warehouse availability at customer and retailer concerns about a potential shift in retail consumption patterns as the COVID-19 pandemic subsided, all of which negatively impacted our revenue growth. Even a meaningful change in a customers’ inventory strategy could impact the industries demand and growth for any our product. If these customers were to reduce their purchases, we would lose a material amount or most of our current revenue. This would result in lower gross profit and materially adversely impact our business, financial condition, results of operations and cash flow.

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

We must continue to expand in order to maintain our competitive position and continue to meet our customers’ increasing demands for product, variety, quality and availability, and price/performance targets. Our ability to grow depends, to a significant extent, on our ability to expand our food processing operations, which requires significant advance capital expenditures, as well as advance expenditures and commitments for facilities, personnel, and advertising. Timely access to capital markets is essential for us to achieve our business plan. We will need to raise additional capital from equity or debt sources in order to finance our growth and capital expenditures contemplated for future periods. There can be no assurance that we will be able to raise such capital on favorable terms or at all. In the event that we are unable to obtain such additional capital, we may be required to reduce the scope of our presently anticipated expansion. Our inability to achieve projected growth could have a material adverse effect on our financial condition, results of operations and cash flow and could adversely impact our ability to compete.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

We are currently experiencing rapid growth and expansion. This rapid growth has placed, and is expected to continue to place, a significant strain on our administrative, operational, and financial resources and increased demands on our systems and controls. While we believe that our operating and financial control systems and controls are adequate to address expansion plans for the next 12 months, there can be no assurance that such systems and controls will be adequate to maintain and effectively monitor future growth. Failure to continue to upgrade our operating and financial control systems or unexpected expansion difficulties could adversely affect our business, financial condition, results of operations and cash flow. We anticipate that our continued growth will require us to recruit and hire a substantial number of new managerial, agricultural and food processing, and sales and marketing personnel.

The war in Ukraine, and the sanctions in place, could adversely affect global energy and financial markets thus potentially affecting our business and customers.

The outbreak of war in Ukraine has already affected global economic markets, including a dramatic increase in the price of oil and gas, and the uncertain resolution of this conflict could result in protracted and/or severe damage to the global economy. Russia’s military interventions in Ukraine have led to, and may lead to, additional sanctions being levied by the United States, European Union, and other countries against Russia. Russia’s military incursion and the resulting sanctions could adversely affect global energy and financial markets and thus could affect the global markets, our customers’ businesses and potentially our business. At this time, we (i) do not have any direct business or contracts with any Russian or Ukraine entity as a supplier or customer, (ii) do not have any knowledge whether any of our customers or suppliers have any direct business or contracts with any Russian entity, (iii) do not believe that our business segment, products, lines of service, projects or operations are materially impacted by supply chain disruptions resulted from the war in Ukraine, and (iv) have not been materially financially affected by the war in Ukraine. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions caused by Russian military action or resulting sanctions may magnify the impact of other risks described in this section.

We run the risk of crop failures largely dependent on factors outside of our control.

Our ability to ensure a continuing supply of ingredients at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow certain crops such as wheat, the vagaries of these farming businesses (including poor harvests impacting the quality of the peas grown), changes in national and world economic conditions, including as a result of COVID-19 or the outbreak of hostilities or war, tariffs and our ability to forecast our ingredient requirements. The high-quality ingredients used in many of our products are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes, and pestilence. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply of, or increase the price of, quality ingredients. In addition, we purchase some ingredients and other materials offshore, and the price and availability of such ingredients and materials may be affected by political events or other conditions in these countries or tariffs, trade wars, or the outbreak of hostilities or war. We also compete with other food producers in the procurement of ingredients, and this competition may increase in the future if consumer reduced or there is greater demand for such ingredients from us and others, we may not be able to obtain sufficient supply that meets our strict quality standards on favorable terms, or at all, which could materially adversely impact our ability to supply products and may materially adversely affect our business, financial condition, results of operations, and cash flow.

Our business is subject to an increasing focus on environmental and social impact matters.

In recent years, there has been an increasing focus by shareholders – including employees, customers, suppliers, governmental and non-governmental organizations and investors – on environmental and social impact matters. A failure, whether real or perceived, to address environmental and social impact matters or to achieve progress on our environmental and social impact initiatives on the anticipated timing or at all, could materially adversely affect our business, including by heightening other risks disclosed in these Risk Factors, such as those related to consumer behavior, consumer perceptions of our brand, labor availability and costs, supply chain interruptions, commodity costs, and legal and regulatory complexity. Conversely, our taking a position, whether real or perceived, on environmental and social impact, public policy, geopolitical and similar matters could also materially adversely impact our business.

The standards we set for ourselves regarding environmental and social impact matters, and our ability to meet such standards, may also impact our business. Moreover, the standards by which certain environmental and social impact matters are measured are also evolving and subject to assumptions that could change over time.

Changes in commodity costs and other operating costs could materially adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs (including vegetables, dairy and grains), supplies, fuel, utilities, distribution and other operating costs, including labor costs. Increases in commodity costs could adversely impact our business, financial condition, results of operations and cash flow. Our business is susceptible to increases in commodity and other operating costs as a result of various factors beyond our control, such as general economic conditions, inflation, industry demand, energy costs, food safety concerns, animal disease outbreaks, product recalls and government regulations. This susceptibility is heightened to increases in commodity and other operating costs by our lack of long-term supply contracts and, in the case of our use of pea protein, our use of a sole supplier. Increasing weather volatility or other long-term changes in weather patterns, including related to climate change, could have a significant impact on the price or availability of some of our ingredients. In addition, our supply chain is subject to increased costs arising from actual or perceived effects of climate change, greenhouse gas emissions and scarcity of energy and water resources. The ongoing and long-term costs of these impacts could have a material adverse effect on our business if not properly mitigated. We could also be adversely impacted by the cost of products raised or grown in accordance with our responsible sourcing criteria, including those related to environmental sustainability, as the availability of products that can be assured to meet those criteria are generally smaller and more concentrated, and may be more costly, than the markets for conventionally grown products that are not assured to meet those criteria. We cannot predict whether we will be able to anticipate and react to changing commodity costs by adjusting our purchasing practices or by passing on any price increases to our customers, and a failure to do so could materially adversely affect our business, financial condition, results of operations and cash flow. There can be no assurance that future cost increases, including as a result of inflation, can be offset by product prices or that our current or prices will be fully absorbed by our customers without any resulting change to their demand for our products, which in turn could adversely affect our business, financial condition, results of operations and cash flow.

Risk Related to Technology and Intellectual Property

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

Our business depends on our use of proprietary technology relying heavily on laws to protect it.

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

Our operations rely on information technology systems for the use, storage, and transmission of sensitive and confidential information with respect to our customers, our employees, and other third parties. A malicious cybersecurity-related attack, intrusion, or disruption by either an internal or external source or other breach of the systems on which our platform and products operate, and on which our employees conduct business, could lead to unauthorized access to, use of, loss of, or unauthorized disclosure of sensitive and confidential information, disruption of our services, viruses, worms, spyware, or other malware being served from our platform, networks, or systems; and resulting regulatory enforcement actions, litigation, indemnity obligations, and other possible liabilities, as well as negative publicity, which could damage our reputation, impair sales, and harm our business. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing, employee theft, or misuse and denial-of-service attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). Cyberattacks may also gain publishing access to our customers’ accounts on our platform, using that access to publish content without authorization. Despite efforts to create security barriers to such threats, it is not feasible, as a practical matter, for us to entirely mitigate these risks. If our security measures are compromised as a result of third-party action, employee, customer, or user error, malfeasance, stolen, or fraudulently obtained log-in credentials or otherwise, our reputation would be damaged, our data, information or intellectual property, or those of our customers may be destroyed, stolen, or otherwise compromised, our business may be harmed and we could incur significant liability. We have not always been in the past and may be unable in the future to anticipate or prevent techniques used to obtain unauthorized access to or compromise of our systems because they change frequently and are generally not detected until after an incident has occurred. We cannot be certain that we will be able to prevent vulnerabilities in our software or address vulnerabilities that we may become aware of in the future. In the past, we have experienced a cybersecurity-related incident. While it is believed that no information of ours or our customers was compromised as a result of the incident, we cannot be certain that will be the case in the future.

Further, as we rely on third-party cloud infrastructure, we depend in part on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of data and information. If these third parties fail to adhere to adequate data security procedures, or in the event of a breach of their networks, our own, and our customers’ data may be improperly accessed, used, or disclosed. Any cybersecurity event, including any vulnerability in our software, cyberattack, intrusion, or disruption or any failure or breach unrelated to our own action or inaction, could result in significant increases in costs, including costs for remediating the effects of such an event; lost revenue due to network downtime, a decrease in customer and user trust; increases in insurance premiums due to cybersecurity incidents; increased exposure to a risk of litigation and possible liability; increased costs to address cybersecurity issues and attempts to prevent future incidents; and harm to our business, financial condition, results of operations and cash flow, and our reputation because of any such incident.

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

Risks Related to Legal and Regulatory Matters

We are subject to government regulation and industry policy risks that may change and cause us to no longer comply.

Our operations are subject to extensive regulation by the FDA, the U.S. Department of Agriculture and other national, state, and local authorities. Specifically, we are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, and safety of food. Under this program the FDA regulates manufacturing practices for foods through its current good manufacturing practices (“cGMPs”) regulations and specifies the recipes for certain foods. Our processing facilities and products are subject to periodic inspection by federal, state, and local authorities. We seek to comply with applicable regulations through a combination of employing internal personnel to ensure quality-assurance compliance (for example, assuring that food packages contain only ingredients as specified on the package labeling) and contracting with third-party laboratories that conduct analyses of products for the nutritional-labeling requirements.

Our failure to comply with applicable laws and regulations or maintain permits and licenses relating to our operations could subject us to civil remedies, including fines, injunctions, recalls, or seizures, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Changes in or the adoption of laws and regulations could have a material effect on us, our business, financial condition, results of operations and cash flow.

We are subject to multinational requirements beyond our control.

A key component of our strategy is our planned expansion into international markets. There can be no assurance as to our ability to obtain the capital we require to finance our expansion into these markets. In addition, there can be no assurance as to our ability to obtain the permits and operating licenses required for us to operate or to hire and train employees or market, sell, and deliver high quality food products in these markets. In addition to the uncertainty as to our ability to expand our international presence, there are certain risks inherent to doing business on an international level, such as unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences, which could adversely impact the success of, our international operations. There can be no assurance that such factors will not have a material adverse effect on our future international operations and, consequently, on our business, financial condition, results of operations and cash flow.

Climate change, and related legislative and regulatory responses to climate change, may materially adversely impact our business.

The focus of, and levels of concern from, federal, state and local governments, non-governmental organizations and our customers, consumers and investors regarding climate change and other environmental matters continue to evolve. New governmental requirements or changing consumer preferences could negatively impact our ability to obtain raw materials or increase our compliance costs, which could make our products more costly, less attractive to consumers than other competitive products or reduce consumer demand. We could also lose revenue if our consumers change brands or our customers move business from us because we have not complied with their preferences and investors may choose not to invest in our securities if we do not comply with their business expectations.

Significant changes in weather patterns, including an increase in the frequency, severity and duration of extreme weather conditions and natural disasters, could also directly impact our business. Physical risks related to these events could disrupt the operation of our supply chain and increase our production costs, impose capacity restraints or impact the types of products that consumers purchase. These events could also compound adverse economic conditions and impact consumer confidence and discretionary spending. As a result, the physical effects of climate change could have a long-term material adverse impact on our business and results of operations.

Risk Relating to Ownership of our Securities

Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration, and distribution arrangements. We do not have any committed source of additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our shareholders’ rights as a common shareholder. Any debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness.

If we raise additional funds through collaboration, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed or on terms acceptable to us, we would be required to delay, limit, reduce or terminate our business operations, sell assets of the Company or seek protection from creditors under bankruptcy laws.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Our management team, including our CEO and CFO, concluded that our internal controls over financial reporting were not effective as of December 31, 2023 and December 31, 2024. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with our review of the adequacy of our disclosure controls and procedures or internal controls over financial reporting, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an EGC, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting. We could be an EGC for up to five years. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

Our Articles, together with our By-laws, and Canadian laws and regulations applicable to us may adversely affect our ability to take actions that could be deemed beneficial to our shareholders.

As an Ontario, Canada company, we are subject to different corporate requirements than a corporation organized under the laws of the United States. Our Articles, our By-laws as well as the Ontario Business Corporation Act (“OBCA”), set forth various rights and obligations that are unique to us as an Ontario company. These requirements may limit or otherwise adversely affect our ability to take actions that could be beneficial to our shareholders.

Provisions of the laws of the Province of Ontario and the federal laws of Canada may also have the effect of delaying or preventing a change of control or changes in our management. For example, the OBCA includes provisions that require any shareholder proposal that includes nominations for the election of directors to be signed by one or more holders of shares representing in the aggregate not less than 5% of the shares or 5% of the shares of a class of shares of the corporation entitled to vote at the meeting to which the proposal is to be presented.

The Investment Canada Act (or “ICA”) requires that a non-Canadian must file an application for review with the Minister responsible for the ICA and obtain approval of the Minister prior to acquiring direct control of a “Canadian business” within the meaning of the ICA, where prescribed financial thresholds are exceeded. As a “Canadian business,” an acquisition of control of us by a non-Canadian would be subject to a suspensory review if these thresholds are exceeded. Furthermore, limitations on the ability to acquire and hold our Common Shares may be imposed by the Competition Act (Canada). This legislation permits the Commissioner of Competition appointed under the Competition Act (Canada) to review any acquisition or establishment, directly or indirectly, including through the acquisition of shares, of control over or of a significant interest in us.

U.S. shareholders may not be able to obtain judgments or enforce civil liabilities against us or our executive officers or our board of directors.

We are a corporation organized under the laws of the Province of Ontario, Canada with our registered office and domicile in Ontario. Moreover, a number of our directors and executive officers are not residents of the United States, and all or a substantial portion of the assets of such persons are or may be located outside the United States. As a result, investors may not be able to effect service of process within the United States upon the Company or upon such persons, or to enforce judgments obtained against the Company or such persons in U.S. courts, including judgments in actions predicated upon the civil liability provisions of the federal securities laws of the United States. It is uncertain as to whether the courts of Ontario would entertain original actions based on U.S. federal or state securities laws, or enforce judgments from U.S. courts against us or our officers and directors which originated from actions alleging civil liability under U.S. federal or state securities laws. The United States and Canada currently do not have a treaty providing for the reciprocal recognition and enforcement of judgments.

The price of our Common Shares may be volatile, and you could lose all or part of your investment.

The trading price of our Common Shares is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. These factors include:

•changes in laws or regulations applicable to our products;
•adverse developments concerning our manufacturers or our manufacturing plans;
•our ability to effectively manage its growth;
•announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
•actual or anticipated variations in quarterly operating results;
•our cash position;
•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•changes in the market valuations of similar companies;
•overall performance of the equity markets;
•sales of the Company Common Shares by us or our shareholders in the future;
•trading volume of the Company Common Shares;
•changes in accounting practices;
•ineffectiveness of our internal controls;

•disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•significant lawsuits, including patent or shareholder litigation;
•general political and economic conditions; and
•other events or factors, many of which are beyond our control.

We may issue additional shares or other equity securities without your approval, which would dilute your ownership interest in us and may depress the market price of our shares.

We may issue additional shares or other equity securities in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or grants under the Incentive Plan without shareholder approval in a number of circumstances.

The issuance of additional shares or other equity securities could have one or more of the following effects:

•our existing shareholders’ proportionate ownership interest will decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding share may be diminished; and
•the market price of our shares may decline.

General Risk Factors

The global scope of our business subjects us to risks that could negatively affect our business.

We encounter differing and evolving cultural, regulatory, geopolitical and economic environments within and among the more than seven countries where our products are distributed and sold, and our ability to achieve our business objectives depends on the success in these environments. The risks inherent in our global operating environment, and our global success is partially dependent on our ability to leverage operating successes across markets and brand perceptions.

Disruptions in operations or price volatility in a market can also result from governmental actions (whether proposed or realized, unilateral or bilateral), such as price, foreign exchange or trade-related tariffs or controls, trade policies and regulations, sanctions and counter sanctions, government-mandated closure of our suppliers’ operations, and asset seizures. Such disruptions or volatility can also result from acts of war, terrorism or other hostilities. The broader impact of acts of war and related sanctions, including on macroeconomic conditions, geopolitical tensions, consumer demand, may also have a material adverse impact on our business and financial results.

While we may face challenges and uncertainties in any of the markets in which we operate, such challenges and uncertainties are often heightened in developing markets, which may entail a relatively higher risk of political instability, economic volatility, crime, corruption and social and ethnic unrest. In many cases, such challenges may be exacerbated by the lack of an independent and experienced judiciary and uncertainty in how local law is applied and enforced, including in areas most relevant to commercial transactions and foreign investment. An inability to manage effectively the risks associated with our international operations could materially adversely affect our business and financial results.

Unfavorable general economic conditions could adversely affect our business, financial condition, results of operation and cash flow.

Our business, financial condition, results of operations and cash flow are substantially affected by economic conditions, including inflationary pressures, which can vary significantly by market and can impact consumer disposable income levels and spending habits. Economic conditions can be impacted by a variety of factors, including hostilities, epidemics, pandemics and actions taken by governments to manage national and international economic matters, whether through austerity, stimulus measures or trade measures, and initiatives intended to control wages, unemployment, credit availability, inflation, taxation and other economic drivers. Sustained adverse economic conditions or periodic adverse changes in economic conditions put pressure on our operating performance and business continuity disruption planning, and our business, financial condition, results of operations and cash flow may suffer as a result.

As current tariffs are implemented, or if additional or increased tariffs or other restrictions are placed on foreign imports or any related counter-measures are taken by other countries, our business, financial condition, results of operations and cash flow could be harmed.

Most of our imported products are subject to duties, indirect taxes, quotas and non-tariff trade barriers, any of which may limit the quantity of products that we may import into the U.S. and other countries or may impact the cost of such products. To maximize opportunities, we rely on free trade agreements and other supply chain initiatives, and, as a result, we are subject to government regulations and restrictions with respect to our cross-border activity. Additionally, we are subject to government regulations relating to importation activities, including related to U.S. Customs and Border Protection (“CBP”) withhold release orders. The imposition of taxes, duties and quotas, the withdrawal from or material modification to trade agreements, and/or if CBP detains shipments of our goods pursuant to a withhold release order could have a material adverse effect on our business, financial condition, results of operations and cash flow.

In the United States, the Trump Administration has implemented tariffs and has signaled that it may implement additional or increased tariffs, other trade restrictions, or may alter trade agreements. Such actions include limiting trade and/or imposing tariffs on imports from such countries. Tariffs have the potential to significantly raise the cost of our products. In such a case, there can be no assurance that we will be able to shift supply agreements to non-impacted countries, including the United States, to reduce the effects of the tariffs. As a result, we may suffer margin erosion or be required to raise our prices, which may result in the loss of customers, negatively impact our financial condition, results of operations and cash flow, or otherwise harm our business. In addition, the imposition of tariffs on products that we export to international markets could make such products more expensive compared to those of our competitors if we pass related additional costs on to our customers, which may also result in the loss of customers, negatively impact our financial condition, results of operations and cash flow, or otherwise harm our business.

Economic recessions or downturns could impair our company and harm our business, financial condition, operating results and cash flow.

Our Company may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans. Economic slowdowns or recessions could lead to financial losses and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

Our failure to satisfy financial or operating covenants imposed by our lenders could lead to defaults and, potentially, termination of our loans and foreclosure on our secured assets, which could trigger cross- defaults under other agreements and jeopardize our ability to meet our obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms.

Inflationary pressures have been elevated in recent years, and there is a risk of the economy entering a recession.

Any such recession could negatively impact the businesses in which we operate in. These impacts may include:
•severe declines in the market price of our securities;
•inability of the Company to pay any dividends and distributions or service our debt;
•declines in the value of our investments;
•increased risk of default or bankruptcy;
•increased risk of our ability to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern; and
•limited availability of new investment opportunities.

Item 1.B. Unresolved Staff Comments

None.

Item 1.C. Cybersecurity

None

Item 2. Properties.

Our manufacturing facility is located in Saluda, South Carolina, operated by PGF. The facility is BRC AA+ rated food-grade facility certified. Currently, there are four fully automated cup and pillow production lines with advanced high-speed packaging machinery. There is the capacity to host six instant noodle production lines capable of producing 600 million meals per year. We believe our current facility is adequate to meet ongoing demand and is capable of hosting additional production lines to support our currently anticipated future ramp-up. In addition, we are in the process of obtaining permits to convert to solar power with the objective of becoming Scope two carbon neutral.

Our principal office is located at 1540 Cornwall Rd., Suite 104, Oakville, Ontario L6J7W5, Canada.

Our manufacturing facility is located at 4160 Columbia Hwy., Saluda, South Carolina 29138, USA.

Our distribution center is located at 313 Greenwood Hwy., Saluda, South Carolina 29138, USA.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our Common Shares are traded on the Nasdaq under the symbol “BRLS” and our Warrants are traded on the Nasdaq under the symbol “BRLSW”.

Holders

As of April 15, 2025, there were 34 holders of record of our Common Shares and four holders of record of our Warrants based on information furnished by Continental Stock Transfer & Trust Company, the transfer agent for our securities.

Dividend Policy

We have no current plans to pay dividends on our Common Shares. Holders of our Common Shares do not have any right to receive dividends, or to receive a distribution upon a liquidation, dissolution, or winding up of Borealis Foods, with respect to their Common Shares. The declaration, amount, and payment of any future dividends on our Common Shares is at the sole discretion of our Board, and we may reduce or discontinue entirely the payment of such dividends at any time. Our Board may take into account general and economic conditions, our business, financial condition, operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our Board may deem relevant.

Any financing arrangements that we enter into in the future may include restrictive covenants that limit our ability to pay dividends.

Since our formation in 2019, we have not paid any dividends to holders of our outstanding Common Shares.

Securities Authorized for Issuance Under Equity Compensation Plans

On September 3, 2024, we filed a Form S-8 for offers of Common Shares, issued to qualified officers, employees, non-employee directors and consultants, under Borealis Foods’ Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan initially makes available a maximum number of 1,125,869 Common Shares. The aggregate number of Common Shares that is (i) issued to an officer, director, 10% stockholder and anyone who possesses material non-public information because of his or her relationship with the company or with an officer, director or principal stockholder of the company (“Insiders”) under the Incentive Plan or any other proposed or established share compensation arrangement within any one-

year period will not exceed 10% of the total issued and outstanding Common Shares subject to the Incentive Plan from time to time and (ii) issuable to a non-employee director under the Incentive Plan during any fiscal year of we may not have a “fair value” as of the date of grant, as determined in accordance with ASC Topic 718 (or any other applicable accounting guidance), that exceeds $300,000 in the aggregate.

Issuer Purchases of Equity Securities

Not Applicable.

Recent Sales of Unregistered Securities

Not Applicable.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited financial statements and the notes thereto included in Part II, Item 8 of this Annual Report.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, those set forth under Item 1.A., "Risk Factors," included in Part I of this Annual Report on Form 10-K.

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Management has not applied any critical accounting estimates but has identified certain accounting policies as critical to understanding the financial condition and results of operations. For a detailed discussion on the application of these and other accounting policies, see the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. Our registered public accounting firm has issued a report on our consolidated financial statements for the years ended December 31, 2024 and 2023, that includes an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to obtain additional equity or debt financing. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need them, we could be unable to fund our ongoing business, which, in turn, could cause our customers or suppliers to decrease the amount of business they do with us or terminate their relationship with us, or we could be unable to fund our ongoing business, which, in turn, could cause our customers or suppliers to decrease the amount of business they do with us or terminate their relationship with us, or we could go into default on our outstanding indebtedness, which, in turn, would permit our creditors to enforce remedies against us and cause us to consider reducing, discontinuing, or selling operations or seeking protection from creditors. The substantial doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our shareholders may lose some or all of their investment in our Company. Any one or more of such events would have a material adverse effect on our business, financial condition, results of operations and cash flow.

Overview

Borealis Foods is a pioneering, integrated food science and manufacturing company that is redefining affordable nutrition. Known for popular ramen noodle brands like the high protein Chef Woo, Chef
Ramsay, Ramen Express, and Woodles, Borealis Foods brings innovative fusion flavors from diverse culinary traditions, creating delicious and nutritious meal options for consumers. With U.S.-based production facilities, the company’s portfolio reflects a commitment to quality, innovation, and sustainability.

The Company continued to execute a strategic repositioning of its revenue base and customer portfolio in 2024, with an emphasis on gross margin expansion and operational efficiency. While total revenue declined compared to the prior year, gross profit turned positive, reflecting improved pricing dynamics, a more favorable product mix, and a deliberate move away from low-margin, high-volume retail partnerships.

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

Pursuant to the terms of the Business Combination Agreement, among other things: (i) Oxus domesticated and continued as a corporation under the laws of Ontario, Canada (“New Oxus”); and (ii) pursuant to the Plan of Arrangement, (a) Newco and Legacy Borealis amalgamated (the “Legacy Borealis Amalgamation”, and the amalgamated corporation resulting therefrom, “Amalco”), with Amalco surviving the Legacy Borealis Amalgamation as a wholly-owned subsidiary of New Oxus; and (b) following the Legacy Borealis Amalgamation, New Oxus and Amalco amalgamated (the “Borealis Amalgamation,” and together with the Legacy Borealis Amalgamation, the “Amalgamations,” and the corporation resulting therefrom. "Borealis," as a corporation amalgamated under the Business Corporations Act (Ontario)), with Borealis surviving the Borealis Amalgamation. Borealis continues under the name “Borealis Foods Inc.”.

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

Accounting Impact of the Reverse Recapitalization

The Reverse Recapitalization transaction was accounted for as a reverse recapitalization. Oxus was deemed the accounting predecessor and Borealis is the successor SEC registrant.

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

Basis of Presentation

Borealis Foods’ consolidated financial statements were prepared in accordance with U.S. GAAP. See Note 1 to our consolidated financial statements for a full description of our basis of presentation.

Results of Operations

The following sets forth a summary of our results of operations for the presented months ($ in thousands):

Comparison of the Years Ended December 31, 2024 and 2023

	Years Ended December 31,
	2024		2023		2024 vs 2023 Variance
	$	% of Revenues, net	$	% of Revenues, net	$	% of Prior Period
Revenues
Gross sales	29,100		31,377		(2,277)
Sales discounts & allowances	(1,431)	(5)%	(1,392)	(5)%	(39)	—%
Revenue, net	27,669		29,985		(2,316)
Cost of goods sold	23,156	84%	27,352	91%	(4,196)	(7)%
Depreciation	2,324	8%	3,937	13%	(1,613)	(5)%
Total cost of goods sold	25,480	92%	31,289	104%	(5,809)	(12)%
Gross profit (loss)	2,189	8%	(1,304)	(4)%	3,493	12%
Sales & marketing	5,733	21%	2,238	7%	3,495	14%
Business development	2,395	9%	819	3%	1,576	6%
Training	1,715	6%	2,727	9%	(1,012)	(3)%
General & administrative expenses	12,751	46%	12,861	43%	(110)	3%
Total sales, general & administrative expenses	22,594	82%	18,645	62%	3,949	20%
Loss from operations	(20,405)	(74)%	(19,949)	(67)%	(456)	(7)%
Total other expense	(5,057)	(18)%	(7,866)	(26)%	2,809	8%
Loss before income taxes	(25,462)	(92)%	(27,815)	(93)%	2,353	1%
Income tax benefit	135	—%	336	1%	(201)	(1)%
Net loss	$(25,327)	(92)%	$(27,479)	(92)%	$2,152	—%

Other financial Data
Adjusted EBITDA	$(4,822)	(17)%	$(5,133)	(17)%	$312	—%

Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

Revenue and Customer Trends

Net Revenue declined 8% year-over-year to $27.7 million in 2024. The decline was primarily driven by the rationalization of low-margin SKUs and the reduction in volume with mass retail partners. Gross profit improved to $2.2 million, compared to a gross loss of $1.3 million in the prior year. Net gross margin, less depreciation improved from 9% ($-1.3 million + $3.9 million divided by $30.0 million) to 16% ($2.2 million + $2.3 million divided by $27.7 million), a 7% increase year-over-year.

Revenue concentration with Walmart was reduced to 22% of total sales, from 57% in the prior year. We replaced most of our Ramen Express brand shelf space to launch Chef Woo and Gordon Ramsay products in the soup aisle, a major pivot to our high margin flag ship brands. This change in strategy allows major national ramp up of our high protein ramen products without pricing pressure from low cost competition.

The launch of our products in food service to supply educational and other institutional customers is expected to be a major driver of the company's future revenues.

Product Mix and Margin Enhancement

Chef Woo - High Protein Ramen, our flag ship brand, generated revenue of $10.4 million, an increase of 200% year over year, representing 38% of total gross sales. We also launched our Food Service product line, which generated revenue totaling $3.75 million in its first year.

Gross margin less depreciation improved to 16% in 2024, compared to 9% in 2023. This turnaround was driven by an improved product mix, SKU optimization, and enhanced operational controls.

Key drivers of margin expansion included:
•Product Mix
•Customer Mix
•Operational efficiencies

The increased contribution from Chef Woo and the launch of Food Service product lines played a significant role in enhancing profitability, reflecting our efforts to emphasize branded, premium-positioned offerings.

Operating Expenses and SG&A Trends

Sales, General, and Administrative (SG&A) expenses rose 21% year over year to $22.6 million, or 82% of net revenue, compared to 62% in the prior year. The increase reflected ongoing investments in organizational development, brand building, and customer acquisition.

Sales and Marketing expenses nearly doubled to $5.73 million. Within that, advertising costs increased to $4.49 million, primarily associated with brand development and influencer/social media driven marketing for national launch of products. Major effort was made in 2024 to develop new business channels and strategic partnerships with significant monetization opportunity.

Administrative expenses decreased to $12.75 million, a decrease of 1% year-over-year, driven by:

•A decline in professional fees of $2.1 million, as one-time legal and audit costs from the prior year did not recur. Professional fees and transactional expenses related to the merger, meeting public-company regulatory requirements in the prior year.
•A 50% increase in wages and benefits to $3.8 million, reflecting added headcount and increased compensation results in a 5% increase as a percentage of sales.
•An $832,000 increase in freight costs due to our broader distribution and diversification of customer mix.

Stock-based compensation expense, related to the immediate vesting of stock options associated with the reverse recapitalization, totaled $1.3 million, representing non-cash charges related to long-term incentive programs.

Interest and Other Income/Expense

Interest expense totaled $5.1 million, a decline from $7.9 million in the prior year. The reduction resulted from:
.
•Conversion of debt to equity
•Lower reliance on high-interest debt instruments.

No gains or losses were recognized on the sale of assets in the current year as compared to $963,000 loss recognized during the prior year. Foreign currency gains were minimal, totaling $3,600.

Liquidity and Capital Resources

As of year-end, we had $0.65 million in cash, $1.97 million in accounts receivable, net and $2.23 million in finished good inventory compared to $7.62 million in cash, $1.78 million in accounts receivable net and $1.94 million in finished goods inventory as of the prior year end. The reduction in cash was attributable to operating cash use, inventory build-up to support institutional accounts, and SG&A expenditures.

Following our SPAC merger and public listing on Nasdaq, we did not receive any proceeds from the SPAC trust, as redemption totaled 100%. Additionally, the Company incurred substantial transaction-related costs, which placed immediate strain on available working capital.

This liquidity constraint limited the Company’s ability to pursue new customer relationships, fund promotions, and invest in broader marketing initiatives. In addition, one-time extraordinary cost of shipping in raw materials precluded the Company from taking advantage of quantity discounts. Liquidity constraints had a major impact on the cost of raw materials impacting the company's gross margin significantly. With improved liquidity savings in cost of raw materials and shipping is expected to have a significant impact on the Company's gross margins.

Current liabilities decreased 62% to $25.4 million, primarily driven by the conversion of notes payable to equity as a result of the reverse recapitalization.

Cash Flows

The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Years Ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating Activities	$(15,090)	$(18,005)
Investing Activities	(1,907)	(4,466)
Financing Activities	10,034	24,940

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024, was $15.09 million, primarily driven by the net loss of $25.33 million, adjusted for non-cash charges of $2.32 million for depreciation and amortization, and $1.27 million for stock-based compensation. This represents an improvement from the $18.01 million used in the same period of 2023, as Borealis Foods benefited from enhanced gross profit due to the performance of high-margin products like Chef Woo and Woodles, which partially offset operational expenses.

Investing Activities

Net cash used in investing activities was $1.91 million for the year ended December 31, 2024, primarily attributable to purchases of property and equipment, offset by proceeds from the reverse recapitalization, to support production scale and efficiency improvements. This increase from $4.47 million in 2023 aligns with our focused approach to capital expenditures, particularly as the Company seeks to improve asset utilization and operational efficiencies without significant expansion of its production line.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2024, was $10.03 million, driven by proceeds from convertible debt and additional credit facility utilization. In comparison, financing activities in the year ended December 31, 2023, were $24.94 million, largely attributable to the Reverse Recapitalization proceeds and debt restructuring efforts. The financing activities in 2024 primarily support working capital needs and strategic investments in growth initiatives.

Balance Sheet and Contractual Obligations

Our cash position, though lower than prior periods, reflects its active investment in operational scale-up and the expansion of high-margin product lines. Borealis Foods’ contractual obligations, including operating leases, accounts payable, and convertible notes, remain in line with planned financial commitments and reflect our strategic focus on sustainable growth.

Future Capital Requirements and Liquidity

We need additional capital to meet our funding requirements through fiscal 2025, particularly to support our expansion in retail and digital channels. As of December 31, 2024, we had cash-on-hand of $0.65 million and negative working capital of $13.61 million. Our current business plan has mitigated some capital expenditure requirements, as operational efficiencies in existing production lines have reduced the need for immediate expansion. We are actively exploring additional financing options to strengthen liquidity; however, there can be no assurance that such funding will be available on favorable terms or at all. If we cannot obtain adequate additional financing, among other things, we may have to substantially curtail or limit our research, marketing, production or distribution activities, sell assets of the Company or seek protection from creditors under bankruptcy laws, which could materially and adversely affect our business plan. Inadequate financial resources could also continue to raise substantial doubt about our ability to continue as a going concern.

Going Concern

Management has identified recurring losses and negative cash flows from operations as factors raising substantial doubt about our ability to continue as a going concern. We are focused on executing our strategic initiatives to drive revenue growth, manage expenses, and secure additional financing to address these risks. The consolidated financial statements have been prepared under the assumption of ongoing operations, as we seek to navigate these challenges and achieve financial stability. Substantial doubt continues to exit about the ability of the Company to continue as a going concern within one year from April 15, 2025.

The Company expects that operating costs will decrease in future periods. During 2024, the Company incurred approximately $1.51 million of transaction expenses, and $1.27 million in employee stock compensation expenses associated with a Reverse Recapitalization. These were non-recurring costs, and management anticipates improved operating efficiency moving forward.

Despite the Company’s current financial position, management is actively pursuing several strategic and operational initiatives to improve liquidity and profitability, including:

•Continued efforts to reduce sales, general, and administrative expenses for the year ended December 31, 2025.
•Exploration of financing options, including equity or debt issuances, to strengthen the balance sheet.

Contractual Obligations and Commitments

The following table summarizes our non-cancellable contractual obligations and other commitments as of December 31, 2024, and the effects that such obligations are expected to have on our liquidity and cash flow for future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual obligations and other commitments *	$59,242	$25,406	$33,836	$—	$—

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

Off-Balance Sheet Arrangements

As of December 31, 2024 and December 31, 2023, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.

Warrants

The following represents a summary of warrants outstanding and exercisable on December 31, 2024:

Description	Issue Date	Classification Exercise	Price	Expiration Date	Outstanding Shares	Exercisable Shares
Private Placement Warrants	9/13/2021	Equity	$11.50	2/7/2029	9,300,000	9,300,000
Public Warrants	9/13/2021	Equity	$11.50	2/7/2029	17,250,000	17,250,000
					26,550,000	26,550,000

Following the closing of the Reverse Recapitalization, Borealis Foods has the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of Common Shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 days within a 30 trading day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which Borealis Foods gives proper notice of such redemption and provided certain other conditions are met.

The public warrants are identical to the private placement warrants in material terms and provisions, except the private placement warrants were not transferable, assignable or salable until 30 days after the completion of the Reverse Recapitalization.

Emerging Growth Company Status

Section 102(b)(1) of the Jumpstart Our Business Startups Act (the "JOBS Act") exempts “emerging growth companies” (as defined in Section 2(a) of the Securities Act) from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to not take advantage of the extended transition period is irrevocable. Oxus was an emerging growth company and elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the consummation of the Reverse Recapitalization, Borealis Foods expects to continue taking advantage of the benefits of the extended transition period, although it may decide to early adopt new or revised accounting standards to the extent permitted by such standards and relevant laws and regulations. This may make it difficult or impossible to compare Borealis Foods' financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to

Emerging Growth Company Status (continued)

take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of common shares that are held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which Borealis Foods has total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which Borealis Foods has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of Oxus’ initial public offering.

Implications of being a Smaller Reporting Company

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of common shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of common shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, we may also make comparison of our financial statements with other public companies difficult or impossible.

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

“Adjusted EBITDA,” a non-GAAP measure, is defined as net income attributable to us before (1) income tax benefit, of $(0.13) million, (2) grant revenue, of $—, (3) exchange rate, of $—, (4) loss on disposal, of $—, (5) interest expense, of $5.06 million, (6) depreciation and amortization, of $2.32 million, (7) training, of $1.72 million, (8) business transaction costs, of $3.17 million, (9) new product launch of $3.73 million, (10) business development and other extraordinary charges, of $3.37 million, and (11) deferred stock compensation $1.27 million, all for the fiscal year ended December 31, 2024. Management and our Board of Directors use this non-GAAP measure for purposes of evaluating our performance. Furthermore, the Compensation Committee of our Board of Directors uses such measure to evaluate management’s performance. We, therefore, believe that the use of this non-GAAP measure provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. As noted above, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

“Adjusted EBITDA,” a non-GAAP measure, is defined as net income attributable to us before (1) income tax benefit, of $(0.34) million, (2) grant revenue, of $(0.30) million, (3) exchange rate, of $(0.07) million, (4) loss on disposal, of $0.96 million, (5) interest expense, of $7.24 million, (6) depreciation and amortization, of $3.94 million, (7) training, of $2.73 million, (8) business transaction costs, $5.41 million, (9) new product launch, $0.82 million, (10) business development and other extraordinary charges, $1.46 million, and (11) deferred stock compensation $0.49 million, all for the fiscal year end December 31, 2023. Management and our Board of Directors use this non-GAAP measure for purposes of evaluating our performance. Furthermore, the Compensation Committee of our Board of Directors uses such measure to evaluate management’s performance. We, therefore, believe that the use of this non-GAAP measure provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. As noted above, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

Recent Accounting Pronouncements

See Note 1 to Borealis Foods’ financial statements included elsewhere in this Annual Report for information about recent accounting pronouncements, the timing of their adoption, and Borealis Foods’ assessment, if any, of their potential impact on Borealis Foods’ financial condition and results of operations.

Item 7.A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the ordinary course of our business. Market Risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates.

Concentration Risk

The Company extends unsecured credit to its customers in the ordinary course of business. Payment terms are generally net 30 days with discounts amounting up to 10% for early payments. Accounts receivables are written off when they are determined to be uncollectible based on the financial stability of its customers and existing economic conditions.

Sales to two customers accounted for approximately 33% and sales to one customer accounted for approximately 57% of net revenues for the fiscal year December 31, 2024 and 2023, respectively. Accounts receivable from three and two customers amounted to approximately 37% and 50% of total accounts receivable as of December 31, 2024 and 2023, respectively. Substantially all of the Company's sales for the years ended December 31, 2024 and 2023 occurred in the United States, Canada, Central America, South America, and Europe.

Purchases from 10 vendors accounted for approximately 47% and 50% of purchases during the fiscal year December 31, 2024 and 2023, respectively. Accounts payable to these vendors totaled approximately $3,217,000 and $430,000 as of December 31, 2024 and 2023, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On February 7, 2024, we approved the appointment of Berkowitz Pollack Brant, Advisors + CPAs (“BPB”) as our independent registered public accounting firm to audit our consolidated financial statements for the year ended December 31, 2024. BPB served as the independent registered public accounting firm of Legacy Borealis Foods prior to the Transaction. Accordingly, Marcum LLP (“Marcum”), Oxus’ independent registered public accounting firm prior to the Transaction, was informed on February 7, 2024 that it will be dismissed as our independent registered public accounting firm, effective immediately upon the filing of this Annual Report for Oxus, pre-business combination SPAC.

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

Management’s annual report on internal control over financial reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Borealis Foods’ internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Borealis Foods’ internal control over financial reporting includes those policies and procedures that:

1.pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
2.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
3.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework (2013).” Based on this assessment, our management concluded that our internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Attestation report of the registered public accounting firm

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B. Other Information.

None.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

We have adopted a Code of Conduct and Ethics that applies to all officers, directors and employees. The Code of Conduct and Ethics codifies the business and ethical principles that govern all aspects of our business, reflecting our commitment to this culture of honesty, integrity and accountability. In addition to following the Code of Conduct and Ethics, officers, directors and employees are expected to seek guidance in situations where there is a question regarding compliance issues, whether with the letter or the spirit of our policies and applicable laws. Borealis Foods’ Code of Conduct and Ethics applies to all of the executive officers, directors and employees of Borealis Foods and its subsidiaries. We will provide, without charge, upon request, copies of the Code of Ethics. Our Code of Conduct and Ethics is available on our website. Borealis Foods’ website and the information contained on, or that can be accessed through, such website is not deemed to be incorporated by reference in, and are not considered part of, this Annual Report.

We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers, and employees, and the Company itself. We believe that the

Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of Nasdaq. The foregoing summary of the Company’s Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text thereof filed herewith as Exhibit 19.1.

The additional information required by this Item 10 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2024 fiscal year.

Item 11. Executive Compensation.

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from our definitive proxy statement for the 2025 annual meeting of stockholders, in either case to be filed not later than 120 days after the end of our 2024 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated herein by reference from our definitive proxy statement for the 2025 annual meeting of stockholders, in either case to be filed not later than 120 days after the end of our 2024 fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will either be (i)included in the 2024 Proxy Statement, and is an amendment to this Annual Report on Form 10-K, or (ii) incorporated herein by reference from our definitive proxy statement for the 2025 annual meeting of stockholders, in either case to be filed not later than 120 days after the end of our 2024 fiscal year.

Part IV

Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.

The following documents are included on pages 44 through 51 attached hereto and are filed as part of this Annual Report on Form 10-K.

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

2.4*+	Plan of Arrangement (Amended) (incorporated by reference on Exhibit 10.4 to Oxus Acquisition Corp.’s Registration Statement on S-4/A, filed with the SEC on October 24, 2023).
3.1*	Form of New Borealis By-Laws (incorporated by reference to Exhibit 10.9 to Oxus Acquisition Corp.’s Registration Statement on S-4, filed with the SEC on August 14, 2023).
3.2*	Form of Borealis Articles of Continuance (incorporated by reference to Exhibit 10.8 to Oxus Acquisition Corp.’s Registration Statement on S-4, filed with the SEC on August 14, 2023).
4.1	Description of Registrant’s Securities
10.1*+
Form of Shareholder Support Agreement, dated as of February 23, 2023, by and among Oxus Acquisition Corp. and certain shareholders of Borealis Foods Inc. (incorporated by reference to Exhibit 10.10 to Oxus Acquisition Corp.’s Registration Statement on S-4, filed with the SEC on August 14, 2023).

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
10.10*
Form of Board Nomination Agreement, by and between Borealis Foods, Inc. and Belphar Ltd. (incorporated by reference to Exhibit 10.42 to Oxus Acquisition Corp.’s Registration Statement on S-4/A, filed with the SEC on January 5, 2024).

10.11*	Borealis Foods, Inc. Form of Equity Incentive Plan (incorporated herein by reference to Exhibit 3.4 of Borealis Foods Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 21, 2024).
14.1*	Borealis Foods Inc. Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Borealis Foods Inc.’s Form 8-K, filed with the SEC on February 13, 2024).
14.2*	Borealis Foods Inc. Executive Compensation Recovery Policy (incorporated herein by reference to Exhibit 97.0 to Borealis Foods Inc.’s Annual Report on Form 10-K, filed with the SEC on April 15, 2024).
16.1*	Letter from Marcum LLP to the SEC, dated February 13, 2024 (incorporated herein by reference to Exhibit 16.1 to Borealis Foods Inc.’s Form 8-K, filed with the SEC on February 13, 2024).
19.1	Borealis Foods Inc. Insider Trading Policy
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer Pursuant to Rules 13A-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13A-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed.

+	Annexes, schedules, and exhibits to this Exhibit omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Borealis Foods Inc.

By:	/s/ Reza Soltanzadeh
Reza Soltanzadeh
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Reza Soltanzadeh	Chief Executive Officer and Director	4/15/2025
Reza Soltanzadeh	(principal executive officer)

/s/ Stephen Wegrzyn	Chief Financial Officer	4/15/2025
Stephen Wegrzyn	(principal financial officer)

/s/ Barthelemy Helg	Director	4/15/2025
Barthelemy Helg

/s/ Ertharin Cousin	Director	4/15/2025
Ertharin Cousin

/s/ Shukhrat Ibragimov	Director	4/15/2025
Shukhrat Ibragimov

/s/ Steven Oyer	Director	4/15/2025
Steven Oyer

/s/ Shiv Vikram Khemka	Director	4/15/2025
Shiv Vikram Khemka

BOREALIS FOODS INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Borealis Foods Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Borealis Foods Inc. and Subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the substantial amount of debt coming due within the next 12 months and negative cash flow position along with other conditions as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Reverse Recapitalization Transaction

As described further in Note 1 to the consolidated financial statements, on February 7, 2024, Borealis Foods Inc. (“Borealis”) consummated a merger transaction with Oxus Acquisition Corp. (“Oxus”). The merger transaction was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), in which Borealis was determined to be the accounting acquirer and Oxus the legal acquirer based upon the terms of merger transaction.

We identified the accounting for the reverse recapitalization as a critical audit matter because of the complexity in the determination of the proper treatment of the transaction in accordance with U.S. GAAP, including judgments made by management to arrive at the proper conclusion. This required a high degree of auditor judgment and increased level of effort when performing audit procedures.

Our audit procedures performed to address the critical matter included, among others:

•Review key documents of the transaction.
•Review Management’s analysis for the accounting treatment of the transaction and related impact.
•Review the Opening Balance Adjustments Workbook and accounting treatment and application of audit areas impacted.
•Verify mathematical accuracy of supporting schedules utilized for opening balance sheet adjustments.
•Ensure accounting treatment and application to impacted areas done in accordance with underlying agreements and US GAAP.

/s/ Berkowitz Pollack Brant, Advisors + CPAs

We have served as the Company’s auditor since 2022.

West Palm Beach, FL

April 15, 2025

Borealis Foods Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2024	December 31, 2023

Assets
Current Assets
Cash	$652,965	$7,615,630
Accounts receivable, net of allowance for credit losses of $247,653 as of December 31, 2024 and $224,433 as of December 31, 2023	1,965,748	1,775,756
Inventories, net	8,046,259	6,945,028
Prepaid expenses and other current assets	1,134,611	845,878
Total current assets	11,799,583	17,182,292

Property, plant and equipment, net	45,736,326	46,408,540
Intangible assets	319,307	—
Right - of-use asset, net	63,826	108,469
Goodwill	1,917,356	1,917,356
Other non-current assets	169,685	169,685
Total assets	$60,006,083	$65,786,342

Liabilities and Shareholders' (deficit)
Current liabilities:
Accounts payable and accrued expenses	$11,529,803	$10,887,730
Due to related parties	7,825,792	7,825,790
Convertible notes payable, current portion	—	47,300,000
Notes payable, current portion, net of capitalized loan costs	5,456,934	681,121
Operating lease payable, current portion	55,116	43,794
Finance leases payable, current portion	538,845	565,353
Total current liabilities	25,406,490	67,303,788
Due to related parties, net of current portion	7,601,661	—
Line of credit	7,600,000	—
Convertible notes payable, net of current portion	3,000,000	3,000,000
Notes payable, net of current portion	14,478,051	13,509,189
Operating lease payable, net of current portion	12,015	71,119
Finance leases payable, net of current portion	1,143,829	1,683,308
Deferred tax liability	1,459,923	1,566,233
Total liabilities	60,701,969	87,133,637

Shareholders' (deficit)
Common shares, no par value	—	—
Additional paid-in capital	90,096,688	44,118,081
Accumulated deficit	(90,792,574)	(65,465,376)
Total shareholders' (deficit)	(695,886)	(21,347,295)
Total liabilities and shareholders' (deficit)	$60,006,083	$65,786,342

See accompanying notes to the consolidated financial statements.

Borealis Foods Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended
	December 31, 2024	December 31, 2023

Gross sales	$29,100,391	$31,377,045
Sales discounts & allowances	(1,431,497)	(1,392,077)
Revenue, net	27,668,894	29,984,968
Cost of goods sold	23,155,766	27,352,032
Depreciation and amortization	2,323,617	3,936,655
Total cost of goods sold	25,479,383	31,288,687
Gross profit (loss)	2,189,511	(1,303,719)
Total sales, general & administrative expenses	22,594,486	18,645,431
Loss from operations	(20,404,975)	(19,949,150)
Other income (expense):
South Carolina grant revenue	—	300,231
Loss on disposal of assets	—	(962,665)
Gain on foreign exchange rates	3,554	72,889
Interest expense	(5,060,678)	(7,276,583)
Total other expense	(5,057,124)	(7,866,128)
Loss before income taxes	(25,462,099)	(27,815,278)
Income tax benefit	134,901	336,031
Net loss	$(25,327,198)	$(27,479,247)
Loss per share from net loss
Basic	$(1.25)	$(2.56)
Diluted	$(1.25)	$(2.56)
Weighted average shares outstanding
Basic	20,309,934	10,750,060
Diluted	20,309,934	10,750,060

See accompanying notes to the consolidated financial statements.

Borealis Foods Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit

Years Ended December 31, 2024 and 2023
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional
	Number of	Common	Number of	Common	Number of	Common	Paid-In	Accumulated
	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	Total

Balance at December 31, 2022	100,000,000	—	56,008,749	—	6,345,000	—	$42,625,786	$(37,986,129)	$4,639,657
Expense related to stock
options (Note 9)	—	—	—	—	—	—	$492,295	$—	$492,295
Issuance of Class B
common stock (Note 1)	—	—	1,109,025	—	—	—	$1,000,000	$—	$1,000,000
Net loss	—	—	—	—	—	—	$—	$(27,479,247)	$(27,479,247)
Balance at December 31, 2023	100,000,000	—	57,117,774	—	6,345,000	—	$44,118,081	$(65,465,376)	$(21,347,295)
Expense related to stock
options (Note 9)	—	—	—	—	—	—	$1,273,053	$—	$1,273,053
Convertible debt converted to equity from reverse recapitalization	—	—	—	—	—	—	$54,991,472	$—	$54,991,472
Assumption of debt from reverse recapitalization	—	—	—	—	—	—	$(10,285,918)	$—	$(10,285,918)
Conversion to Newco shares from reverse recapitalization (Note 1)	(78,621,110)	—	(57,117,774)	—	(6,345,000)	—	$—	$—	$—
Net loss	—	—	—	—	—	—	$—	$(25,327,198)	$(25,327,198)
Balance at December 31, 2024	21,378,890	—	—	—	—	—	$90,096,688	$(90,792,574)	$(695,886)

Common shares, no par value, unlimited number of shares authorized (21,378,890 Issued and Outstanding)
Class B shares, no par value, unlimited number of shares authorized
Class C shares, no par value, unlimited number of shares authorized

See accompanying notes to the consolidated financial statements.

Borealis Foods Inc. and Subsidiaries Consolidated Statements of Cash Flows
	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash Flows from Operating Activities:
Net loss	$(25,327,198)	$(27,479,247)

Adjustment to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	—	962,665
Non-cash compensation expense related to stock options	1,273,053	492,295
Common stock issued to marketing representative	—	1,000,000
Depreciation and amortization	2,323,617	3,936,655
Amortization of loan costs	310,964	121,496
Provision for credit losses	23,220	111,050
Provision for inventory reserve	703,450	(11,367)
Deferred income taxes	(106,309)	(351,123)
Changes in operating assets and liabilities:
Accounts receivable	(213,212)	705,951
Inventories	(1,804,681)	(648,996)
Operating lease	(3,138)	6,444
Prepaid expenses and other	(288,734)	972,355
Accounts payable and accrued expenses	8,019,425	2,176,727
Net cash used in operating activities	(15,089,543)	(18,005,095)

Cash flows from investing activities
Proceeds from reverse capitalization	63,575	—
Purchases of intangible assets	(319,307)	—
Purchases of property, plant and equipment, net	(1,651,403)	(4,466,111)
Net cash used in investing activities	(1,907,135)	(4,466,111)

Cash flows from financing activities
Net payments to related parties	—	(500,000)
Proceeds from convertible notes payable	3,000,000	27,000,000
Payments on convertible notes payable	—	(4,500,000)
Proceeds from notes payable	—	15,000,000
Payments on loan fees	—	(931,186)
Payments on finance leases payable	(565,987)	(498,594)
Borrowings from line of credit	7,600,000	—
Payments on line of credit	—	(10,630,000)
Net cash provided by financing activities	10,034,013	24,940,220

Net change in cash	(6,962,665)	2,469,014
Cash, beginning of year	7,615,630	5,146,616
Cash, end of year	$652,965	$7,615,630
Supplemental cash flow data
Cash paid during the period for:
Interest	$2,636,181	$2,912,879
Income taxes	14,948	15,092

Non-cash investing and financing activities
Non-cash investing and financing activities
Conversion of notes payable into Class A shares (note 4)	$(54,991,472)	$—
Note payable supplier finance	2,747,833	—
Note payable accounted for as due to related party	7,601,661	—
See accompanying notes to the consolidated financial statements.

Borealis Foods Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

1. Description of Business and Summary of Significant Accounting Policies

Overview

The accompanying consolidated financial statements include the financial statements of Borealis Foods Inc. (“Borealis”), and its subsidiaries: Palmetto Gourmet Foods (Canada) Inc., ("PGF Canada"), Palmetto Gourmet Foods, Inc. (“PGF”), PGF Real Estate I, Inc. (“PGF RE I”), PGF Real Estate II, Inc. (“PGF RE II”), and Borealis IP ("Borealis IP") (collectively, the “Company”).

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

PGF is a food manufacturing company with a BRC AA+ rated food grade facility.

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

Borealis Foods Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

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

The equity structure prior to the reverse merger (Class A, B and C) with unlimited amounts authorized all had the same rights and privileges. With the reverse recapitalization, all outstanding shares of Class A, B and C were combined into common shares of the newly formed Company.

Accounting Impact of the Reverse Recapitalization

The transaction was accounted for as a reverse recapitalization. Oxus was deemed the accounting predecessor and Borealis is the successor Securities and Exchange Commission (“SEC”) registrant.

Under this method of accounting, Oxus was treated as the acquired company for financial statement reporting purposes. For accounting purposes, Legacy Borealis was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Legacy Borealis. Accordingly, the consolidated balance sheets and results of operations of Legacy Borealis became the historical financial statements of Borealis, and Oxus’ assets, liabilities, and results of operations were consolidated with Legacy Borealis’ beginning on February 7, 2024. The net assets of Oxus were recognized at carrying value, with no goodwill or other intangible assets recorded. Transaction costs incurred and unpaid by Oxus were converted into debt (Note 4) and shown as a reduction in additional paid-in capital.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2024, the Company has incurred a net loss and experienced recurring losses from operations including negative cash flows from operations for the period ended December 31, 2024 and 2023. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after April 15, 2025.

The Company expects that operating costs will decrease in future periods. During 2024, the Company incurred approximately $1.51 million of transaction expenses, and $1.27 million in employee stock compensation expenses associated with a Reverse Recapitalization. These were non-recurring costs, and management anticipates improved operating efficiency moving forward.

Despite the Company’s current financial position, management is actively pursuing several strategic and operational initiatives to improve liquidity and profitability, including:

•Continued efforts to reduce selling, general, and administrative expenses for the year ended December 31, 2025.
•Exploration of financing options, including equity or debt issuances, to strengthen the balance sheet.

Borealis Foods Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

Going Concern (continued)

While these initiatives are designed to support the Company’s ability to meet its obligations as they come due, substantial doubt continues to exist about the ability of the Company to continue as a going concern within one year from April 15, 2025.

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and the Company’s functional currency is the U.S. Dollar.

Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash Equivalents

The Company classifies all highly liquid securities with stated maturities of three months or less from the date of purchase as cash equivalents. There were no cash equivalents as of December 31, 2024 and December 31, 2023.

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

Prepaid Expenses

Prepaid expenses include approximately $1,135,000 and $846,000 composed primarily of prepaid insurance, deposits on inventory purchases and property, plant and equipment purchases as of December 31, 2024 and December 31, 2023, respectively. Prepaid expenses and other current assets as of December 31, 2024 include a significant insurance recovery, representing approximately $643,000 of the total balance.

Property, Plant and Equipment, net

Property, plant, and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets or, where applicable, based on actual machine hours utilized.

Borealis Foods Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

Management has opted to depreciate the manufacturing lines and related assets using the machine hours method, as it provides a more accurate reflection of the actual utilization and wear of these assets. This approach ensures that the depreciation expense aligns more closely with the assets' usage patterns, thereby improving the matching of costs with related revenues.

Borealis Foods Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

Property, Plant and Equipment, net (continued)

This change in depreciation method was a change in estimate effected by a change in accounting principle and accordingly was accounted for prospectively in accordance with relevant guidance. The change in the method of calculating depreciation resulted in an increase in net income of $1,796,000 for the year ended December 31, 2024. This increase in net income resulted in an improvement of $0.09 to loss per share. Since this adjustment is applied prospectively, it has no impact on the financial results for 2023. The total cost basis of machinery subject to depreciation over machine hours was approximately $38,601,000 as of December 31, 2024 and $35,255,000 as of December 31, 2023.

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

Goodwill

The Company’s goodwill resulted from a prior year acquisition. Goodwill is not amortized but is reviewed annually for impairment or more frequently as events or circumstances indicate its carrying amount may not be recoverable. No impairment losses were recorded for the year ended December 31, 2024 and 2023.

Borealis Foods Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

Amounts Due to Related Parties

Amounts due to related parties (Company shareholders and entities controlled by Company shareholders) total $15,427,453 as of December 31, 2024 and $7,825,790 as of December 31, 2023. This related party liability is comprised of a note payable to a shareholder in the amount of $7,325,790, due on demand and bearing interest at 10% annually. An additional note payable to a shareholder in the amount of $500,000 as of December 31, 2024 and December 31, 2023, respectively, bears interest at 10% annually and is due December 31, 2025. The remaining $7,601,661 shareholder note payable was a result of expenses recognized by Oxus and resulted in reduction of contributed equity at the Reverse Recapitalization. This note matures in February 2026 after extension, and is non-interest bearing.

Food Systems for the Future is a related party by virtue of its affiliation with a member of our Board of Directors. As of December 31, 2024, the Organization had a total payable of $45,000 to Food Systems for the Future. Total purchases from this related party during the year ended December 31, 2024, amounted to $389,000.

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

Revenue and Cost Recognition and Accounts Receivable

The Company's revenue is primarily generated from the sale of food products. These sales contain a single performance obligation.  Revenue is recognized at a point in time and the Company recognizes revenue upon shipment of goods when ownership, risk, and rewards transfer to the customer. Certain of the Company's contracts with customers include variable consideration consisting of payment discounts and promotions.  These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons, slotting fees and other trade activities. Provision for discounts and incentives are recorded in the same period in which the related revenues are recognized.  Gross revenues were approximately $29,100,000 and $31,377,000 for the years ended December 31, 2024 and 2023, respectively.

Total payment discounts and promotions were approximately $1,431,000 and $1,392,000 resulting in net revenues of approximately $27,669,000 and $29,985,000 for the years ended December 31, 2024 and 2023, respectively.

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. The incremental cost to obtain contracts was not material.

Accounts receivable related to product sales typically have payment terms of 30 days. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The allowance for credit losses reflects the Company’s estimate of probable losses related to its accounts receivable. Collections from

Borealis Foods Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

Revenue and Cost Recognition and Accounts Receivable (continued)

customers are continuously monitored and an allowance for credit losses is maintained based on historical experience adjusted for current conditions and reasonable forecasts taking into account geographical and industry-specific economic factors. The Company also considers specific customer collection issues. Since the Company’s accounts receivable are largely similar, the Company evaluates its allowance for credit losses as one portfolio segment. At origination, the Company evaluates credit risk based on a variety of credit quality factors including prior payment experience, customer financial information, credit ratings, probabilities of default, industry trends and other internal metrics. On a continuing basis, data for each major customer is regularly reviewed based on past-due status to evaluate the adequacy of the allowance for credit losses; actual write-offs are charged against the allowance.

The Company incurred significant production training expenses for the years ended December 31, 2024 and 2023, totaling approximately $1,715,000 and $2,727,000, due to PGF adding production capabilities during both periods. Such amounts are recorded in sales, general and administrative costs in the accompanying consolidated statement of operations as these costs are not directly attributable to finished goods production.

The Company’s cost of goods sold represent materials, direct labor costs, and allocated overheads associated with the sale of finished goods to customers.

Advertising

Costs associated with advertising are expensed as incurred and are included in selling, general and administrative expenses. Advertising costs expensed for the years ended December 31, 2024 and 2023 were approximately $5,733,000 and $2,238,000, respectively.

Research and Development Costs

Research and development costs have been expensed in the period incurred. Research and development costs consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, share-based compensation, scale-up expenses, depreciation and amortization expenses on research and development assets, and facility lease costs. Scale-up expenses include material waste costs, production personnel costs, and related expenses. Research and development efforts are focused on enhancements to our existing product formulations and production processes in addition to the development of new products. The Company expects to continue investing in research and development over time, as research and development and innovation are core elements of our business strategy, and the Company believes they represent a critical competitive advantage. The Company believes continued innovation will capture a larger share of consumers through additional revenue streams. Research and development expenses for the years ended December 31, 2024 and 2023 were approximately $197,000 and $460,000, respectively, and are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

Borealis Foods Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

Business Development Costs

Business development expenses include all costs associated with directly growing and expanding a business segment, such as advertising, market research, and training. These costs include staff salaries, travel expenses, and consulting expenses that the Company incurs while searching for new opportunities and maintaining current relationships. Business development expenses for the years ended December 31, 2024 and 2023 were approximately $2,395,000 and $819,000, respectively. Business development expenses are included in sales, general and administrative expenses in the accompanying consolidated statements of operations.

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

Transaction Costs

On February 23, 2023, the Company signed a definitive business combination agreement with Oxus which was consummated on February 7, 2024 and described further in Note 1. In connection with this agreement, the Company has incurred transaction costs of approximately $1,506,000 and $5,414,000 for the years ended December 31, 2024 and 2023, respectively. Transaction costs have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Concentration of Risk

The Company maintains cash balances at financial institutions in excess of federally insured limits as of December 31, 2024 and December 31, 2023. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. The Company holds cash at well-known banks and does not believe that it is exposed to any significant credit risks on its cash.

The Company extends unsecured credit to its customers in the ordinary course of business. Payment terms are generally net 30 days with discounts amounting up to 10% for early payments. Accounts receivables are written off when they are determined to be uncollectible based on the financial stability of its customers and existing economic conditions.

Sales to two customers accounted for approximately 33% and sales to one customer accounted for approximately 57% of net revenues for the years ended December 31, 2024 and 2023, respectively. Accounts receivable from three and two customers amounted to approximately 37% and 50% of total accounts receivable as of December 31, 2024 and 2023, respectively. Substantially all of the Company’s sales for the years ended December 31, 2024 and 2023 occurred in the United States, Canada, Central America, South America, and Europe.

Borealis Foods Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

Concentration of Risk (continued)

Purchases from 10 vendors accounted for approximately 47% and 50% of purchases during the years ended December 31, 2024 and 2023, respectively. Accounts payable to these vendors totaled approximately $3,217,000 and $430,000 as of December 31, 2024 and 2023, respectively.

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

The Company does not have assets measured at fair value on a recurring basis. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

The carrying amounts reported in the consolidated balance sheets for accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments.

There is no material difference between the carrying amounts and fair values of the Company’s debt obligations, notes payable, line of credit and convertible notes payable, as interest rates approximate current market rates for similar types of debt instruments (Level 2).

Disclosures about the fair value of financial instruments are based on pertinent information available to management as of December 31, 2024 and December 31, 2023. Although management is not aware of any factors that would significantly affect the reasonableness of the fair value amounts, such amounts were not comprehensively revalued for purposes of these consolidated financial statements and current estimates of fair value may differ significantly from the amounts presented herein.

Borealis Foods Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

Stock Based Compensation

The Company accounts for its stock compensation arrangements at fair value in accordance with Accounting Standards Codification ("ASC") 718 - Compensation - Stock Compensation. Compensation cost relating to share-based payment transactions is recognized in the Company’s consolidated financial statements based on the estimated fair value of the instruments issued. The Company measures the cost of employees’ services in exchange for stock awards based on the grant-date fair value of the award using the Black Scholes model and recognizes the cost over the period the employee is required to provide services for the award, which is the vesting period. The Company accounts for forfeitures as they occur.

Warrants

Outstanding warrants were assumed at the Reverse Recapitalization. The fair value of the warrants was determined using the Monte Carlo analysis at the date of the transaction. The Company accounts for its Public and Private warrants as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification.

This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent year end date while the warrants are outstanding. It was determined at the Transaction Date that there were no changes to the classes or language that would impact the original assessment that the Public and Private warrants should be classified as equity.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in general and administrative expense in the consolidated statements of operations.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to enhance disclosures about significant segment expenses for public entities reporting segment information under ASC Topic 280. The amendments require public entities to disclose significant expense categories for each reportable segment, other segment items, the title and position of the chief operating decision-maker, and interim disclosures of certain segment-related information previously required only on an annual basis. The amendments clarify that entities reporting single segments must disclose
Recent Accounting Pronouncements (continued)

both the new and existing segment disclosures under Topic 280, and a public entity is permitted to disclose multiple measures of segment profit or loss if certain criteria are met. The ASU is effective for years beginning

Borealis Foods Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

after December 15, 2023, and interim periods within years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a significant impact on the Company's consolidated financial statements. See Note 11, Segment Reporting, for the required disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance transparency into income tax disclosures. The amendments require annual disclosure of certain information relating to the rate reconciliation, income taxes paid by jurisdiction, income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The amendments also eliminate certain requirements relating to unrecognized tax benefits and certain deferred tax disclosure relating to subsidiaries and corporate joint ventures. The ASU is effective for years beginning after December 15, 2024, and interim periods within years beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”) which requires entities to (i) disclose amounts of (a) purchase of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and, (e) depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities, (ii) include certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosures as other disaggregation requirements, (iii) disclose a qualitative description of the amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, and (iv) disclose the total amount of selling expenses, in annual reporting periods, an entity’s definition of selling expense. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating ASU 2024-03 to determine the impact it may have on its consolidated financial statements.

2. Inventories, net

Inventories were as follows:

	December 31, 2024	December 31, 2023
Raw materials	$6,712,529	$5,190,811
Finished goods	2,225,813	1,942,850
Reserve for obsolete inventory	(892,083)	(188,633)
	$8,046,259	$6,945,028

Borealis Foods Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

3. Property, Plant and Equipment, net

Property, plant and equipment were as follows:

	December 31, 2024	December 31, 2023
Building and improvements	$10,110,188	$10,108,917
Furniture, fixtures and equipment	48,517,228	42,594,605
Construction in progress	879,220	5,078,103
	59,506,636	57,781,625
Less: accumulated depreciation	(13,770,310)	(11,373,085)
	$45,736,326	$46,408,540

Depreciation and amortization expense recorded in the years ended December 31, 2024 and 2023 was approximately $2,324,000 and $3,937,000, respectively, which is included as a component of cost of goods sold.

During the years ended December 31, 2024 and 2023, interest capitalized to property, plant and equipment under construction was approximately $0 and $266,000, respectively.

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

Borealis Foods Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
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

During 2023, the Company entered into a $25,000,000 financing agreement with a maturity date in August 2026. Under this agreement, the Company has a $15,000,000 term facility which was used to pay off its then existing line of credit. . In March 2024, the Company entered into an amendment that extended the date of the first principal payment to March 2025. In February 2025, a second amendment was executed that extended the first principal payment date to September 2025. Under the amendment, payments of $83,000 are due monthly beginning in September 2025 with a lump sum payment of $14,083,000 due at maturity. Interest accrues at the prime rate plus an applicable margin of 4.75% per annum and is payable monthly. The FrontWell financing agreement is secured by a collateral package that includes substantially all of the assets of PGF, PGF RE I, and PGF RE II.

In conjunction with this agreement, loan fees of approximately $931,000 were capitalized in 2023.

Amortization expense of approximately $311,000 and $121,000 was recorded on the fees for the years ended December 31, 2024.

In addition to the term facility, the Company obtained a $10,000,000 line of credit to fund working capital needs in support of its growth strategy. Interest accrues at the prime rate plus the applicable margin of 4.50%.

Interest is due and payable monthly beginning in September 2023. The line of credit includes an unused line fee of 0.25% per annum beginning on closing date through six months and increases to 0.50% per annum thereafter. As of December 31, 2024 and December 31, 2023 the line of credit had $7,600,000 and $0 drawn upon it, respectively.

In the period leading up to the Reverse Recapitalization, significant transaction costs were incurred by both parties. In total, four notes payable of $13,035,374 were issued for the transaction debt and mature in 2025. Details for the notes are as follows:

Note 1 – Incurred by Borealis. The related expenses were recognized as incurred by Borealis and the trade payable was subsequently reclassified to notes payable. Note 1 was issued in the original principal amount of $2,138,838. The note matures in May 2025, and bears interest at 10% per annum.

Note 2 – Incurred by Borealis. The related expenses were recognized as incurred by Borealis and the trade payable was subsequently reclassified to notes payable. Note 2 was issued in the original principal amount of $1,314,875. The note matures in May 2025, and bears interest at 10% per annum.

Borealis Foods Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
4. Debt (continued)

Note 3 – Incurred by Oxus. The related expenses were recognized by Oxus and resulted in a reduction of contributed equity at the Reverse Recapitalization. Note 3 was issued in the original principal amount of $1,980,000. The note matures in June 2025, and bears interest at 8% per annum.

Note 4 – Incurred by Oxus. The related expenses were recognized by Oxus and resulted in a reduction of contributed equity at the Reverse Recapitalization. Note 4 was issued in the original principal amount of $7,601,661. The note matures in February 2026, is non-interest bearing and payable to a related party.

Debt balances outstanding as of December 31, 2024 are due as follows: $5,767,000 in 2025 and $25,267,000 in 2026; $0 in 2027; and $0 in 2028.

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

For the years ended December 31, 2024 and 2023, the benefit (provision) for income taxes consisted of the following:

	2024	2023
Current:
United States	$(14,948)	$(15,092)
Foreign	43,540	—
	28,592	(15,092)
Deferred:
United States	(19,547,583)	(13,593,974)
Foreign	(2,590,119)	(1,218,393)
Valuation allowance for unrealizable net deferred tax assets	22,244,011	15,163,490
	106,309	351,123

Benefit (Provision) for income taxes	$134,901	$336,031

Borealis Foods Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
5. Income Taxes (continued)

Deferred income tax assets are recognized to the extent it is probable that the temporary differences and unused net operating tax losses will be realized. The realization of deferred income tax assets is reviewed each reporting period and includes the consideration of historical operating results, projected future taxable income (exclusive of reversing temporary differences and carryforwards), the scheduled reversal of deferred income tax liabilities, and potential tax planning strategies.

At December 31, 2024 and 2023, deferred income tax assets and liabilities consisted of the following:

	2024	2023

Net operating losses carried forward	$26,153,662	$18,480,361
Other deferred tax assets	294,263	371,565
Deferred income tax assets	$26,447,925	18,851,926

Property, plant and equipment	(5,663,837)	(5,254,669)
Deferred income tax liabilities	(5,663,837)	(5,254,669)

Valuation allowance for unrealizable net deferred tax assets	(22,244,011)	(15,163,490)

Net deferred income taxes	(1,459,923)	(1,566,233)

Due to net operating losses, the Company was in a net deferred tax asset position, but because of the uncertainty of realization, the Company has fully reserved the net deferred income tax asset as of December 31, 2024.

The effective income tax rate differs from the federal statutory income tax rate for 2024 and 2023 as follows:

	2024	2023
Tax (benefit) at the statutory rate	21.00%	21.00%
State rate (net of federal benefit)	3.23%	2.50%
Change in valuation allowance for net deferred taxes	(27.81)%	(26.70)%
Foreign tax rate difference	1.39%	2.00%
All other	1.77%	—%
Effective rate	(0.42)%	(1.20)%

Borealis Foods Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
5. Income Taxes (continued)

PGF, PGF RE I, and PGF RE II (United States subsidiaries) had net operating loss carryforwards of approximately $26,154,000 for federal and state income tax reporting purposes at December 31, 2024. Net operating loss carryforwards for federal income tax purposes do not expire under United States tax laws. Net operating loss carryforwards for state income tax reporting purposes begin to expire in 2039.

Transactions for which tax deductibility or the timing of tax deductibility is uncertain are analyzed by management based on their technical characteristics. The Company recognizes accrued interest and penalties, if any, related to uncertain tax positions in income tax expense. Management has determined that the Company does not have any uncertain tax positions or associated unrecognized tax benefits that materially impact the consolidated financial statements or related disclosures.  As a result, at December 31, 2024, the Company did not have a liability for unrecognized tax benefits, interest or penalties under United States or Canadian tax law. The Company paid no penalties for the year ending December 31, 2024.

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

7. Leases

The Company leases certain equipment from third-parties. The determination of whether an arrangement is a lease is made at the lease’s inception. In accordance with US GAAP, a contract is (or contains) a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control is defined as having both the right to obtain substantially all of the economic benefits from use of the asset and the right to direct the use of the asset. Management only reassesses its determination if the terms and conditions of the contract are changed.

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease obligations represent the Company’s obligation to make lease payments over that term. ROU assets and lease obligations are recognized at the lease commencement date based on the present value of lease payments calculated using the implicit rate when it is readily determinable. In the absence of an implicit rate, management may use the Company’s incremental borrowing rate based on the information available at lease commencement. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised.

ROU assets associated with operating leases recorded net of accumulated amortization were approximately $64,000 and $108,000 as of December 31, 2024 and December 31, 2023, respectively. ROU assets associated with finance leases recorded net of accumulated amortization of approximately $1,390,000 and $2,027,000 at

Borealis Foods Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
7. Leases (continued)

December 31, 2024 and 2023, respectively, and are included with property, plant and equipment, net. The Company recognized interest expense on its lease obligations of approximately $417,000 and $482,000 during the years ended December 31, 2024 and 2023, respectively.

For the years ended December 31, 2024 and 2023, the Company recognized rent expense associated with leases as follows:

Operating lease cost:	2024	2023
Fixed rent expense	$44,643	$51,088

Finance lease cost:
Amortization of ROU assets	636,034	636,034

Net lease cost	$680,677	$687,122

Lease cost - SG&A	$44,643	$51,088
Lease cost - Depreciation and Amortization	636,034	636,034

Net lease cost	$680,677	$687,122

Borealis Foods Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
7. Leases (continued)

ROU assets and lease liabilities consist of the following as of December 31, 2024:

Operating leases - ROU assets:	2024	2023
Operating lease, ROU assets, gross	$179,849	$179,849
Accumulated amortization	$(116,023)	$(71,380)
Operating leases - ROU assets, net	$63,826	$108,469

Operating lease liabilities:
Operating leases, current portion	$55,116	$43,794
Operating leases, non-current portion	$12,015	$71,119
Total operating lease liabilities	$67,131	$114,913

Finance leases, ROU assets:
Property and equipment, gross	$3,180,169	$3,180,169
Accumulated depreciation	$(1,789,691)	$(1,153,657)
Finance leases, ROU assets, net	$1,390,478	$2,026,512

Finance lease liabilities:
Finance leases payable, current portion	$538,845	$565,353
Finance leases payable, non-current portion	$1,143,829	$1,683,308
Total finance lease liabilities:	$1,682,674	$2,248,661

Borealis Foods Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
7. Leases (continued)

Future minimum payments due under operating and finance leases as of December 31, 2024 consisted of the following:

Years Ending
December 31,	Operating Leases	Finance Leases
2025	$54,050	$823,266
2026	22,521	797,248
2027	—	532,713
Total	76,571	2,153,227
Less: effect of discounting	(9,440)	(470,553)
Lease liability recognized	$67,131	$1,682,674

As of December 31, 2024 the weighted average remaining lease term and weighted average discount rate for operating leases was 1.41 years and 10.00%, respectively.

As of December 31, 2023 the weighted average remaining lease term and weighted average discount rate for operating leases was 2.41 years and 10.00%, respectively.

As of December 31, 2024 the weighted average remaining lease term and weighted average discount rate for finance leases was 2.64 years and 18.89%, respectively.

As of December 31, 2023 the weighted average remaining lease term and weighted average discount rate for finance leases was 3.14 years and 18.53%, respectively.

8. Warrants

The following represents a summary of warrants outstanding and exercisable on December 31, 2024:

Description	Issue Date	Classification Exercise	Price	Expiration Date	Outstanding Shares	Exercisable Shares
Private Placement Warrants	9/13/2021	Equity	$11.50	2/7/2029	9,300,000	9,300,000
Public Warrants	9/13/2021	Equity	$11.50	2/7/2029	17,250,000	17,250,000
					26,550,000	26,550,000

Following the closing of the Reverse Recapitalization, Borealis has the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of Common Shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 days within a 30 trading day

Borealis Foods Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
8. Warrants (continued)

period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which New Borealis gives proper notice of such redemption and provided certain other conditions are met.

The public warrants are identical to the private placement warrants in material terms and provisions, except the private placement warrants were not transferable, assignable or salable until 30 days after the completion of the Reverse Recapitalization.

9. Stock Option Plan

During 2022, the Company created a stock option plan (the “Plan”) that provides for the granting of options to certain employees for the purchase of the Company’s class D common shares. The Plan provides for the grant of stock options for eligible employees as determined by the Board of Directors and does not guarantee employment rights. During the years ended December 31, 2024 and 2023 the Company granted options to purchase 333,574 and 227,666 shares, respectively, of the Company’s common shares at an exercise price of $0.0001 per share. The weighted-average grant date fair values of options granted was $0.60 per share. The fair values of the stock-based awards granted were calculated with the following assumptions:

Risk-free interest rate	3.81%
Expected term (years)	5-10
Expected volatility	80.00%
Dividend yield	0.00%

For the years ended December 31, 2024 and 2023, the Company recorded approximately $1,273,000 and $492,000, respectively, of stock-based compensation expense. On February 7, 2024, as a result of the Reverse Recapitalization (Note 1), 4,000,000 stock options were exercised and converted at an exchange ratio of 0.0661 into 264,400 shares of Newco Class A common stock. This stock option plan was closed upon the business combination and a new equity incentive plan was approved and implemented as of February 7, 2024.

Borealis Foods Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
9. Stock Option Plan (continued)

Stock option activity for the years ended December 31, 2024 and 2023 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life(Years)
Options outstanding at December 31, 2022	3,468,760	$0.0001	9.03
Granted	227,666	0.0001	—
Exercised	—	—	—
Expired or forfeited	(30,000)	—	—

Options outstanding at December 31, 2023	3,666,426	$0.0001	8.10

Options outstanding at December 31, 2023	3,666,426	$0.0001	8.10
Granted	333,574	0.0001	8.10
Exercised	(4,000,000)	0.0001	—
Expired or forfeited	—	—	—

Options outstanding at December 31, 2024	—	—	—

Borealis Foods Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
10. Earnings per share

Basic earnings or loss per share is based on the weighted average number of common shares outstanding for the period. For the purposes of calculating diluted earnings per share, the number of shares outstanding has been adjusted for the dilutive effects of warrants.

Basic (loss) per share calculation	Years Ended
	December 31, 2024	December 31, 2023

Net (loss) available to common shareholders	$(25,327,198)	$(27,479,247)
Weighted average common shares outstanding (basic)	20,309,934	10,750,060
Basis (loss) per share from net loss	$(1.25)	$(2.56)

Diluted (loss) per share calculation
Net (loss) available to common shareholders	$(25,327,198)	$(27,479,247)
Weighted average common shares outstanding (basic)	20,309,934	10,750,060
Warrants	—	—
Weighted average common shares outstanding (diluted)	20,309,934	10,750,060
Diluted (loss) per share from net loss *	$(1.25)	$(2.56)

*In periods where the Company has incurred a net loss, diluted earnings per share is based on the number of common shares issued and outstanding as including the effects of warrants would be anti-dilutive.

11. Segment Reporting

The Company has a single reportable segment focused around sale of similar products. This reportable segment derives revenues from the manufacture and sale of high quality, affordable and nutritious ready to eat meals.

The Company’s chief operating decision-maker (the “CODM”), who is the chief executive officer, assesses performance for the reportable segment and decides how to allocate resources using net income (loss) as the primary measure of profitability. The CODM is not regularly provided with specific segment expenses, but focuses on revenue, gross profit, and net income. Expense information, including cost of sales can be easily computed from the provided information. These segment (and consolidated) measures of profitability are shown in the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets.

12. Subsequent Events

The Company evaluated events and transactions after December 31, 2024 through April 15, 2025, the date the consolidated financial statements were available to be issued, for subsequent events requiring disclosure in these financial statements.

Borealis Foods Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
12. Subsequent Events (continued)

Mr. Kanat Mynzhanov’s tenure as SPAC nominee was set to expire on February 7, 2025, the one-year anniversary of the SPAC transaction between Oxus Acquisition Corp. and Borealis Foods Inc. On January 3, 2025, Mr. Mynzhanov provided notice of his decision to resign from the Board of Directors (the “Board”) of Borealis Foods to focus on his ongoing responsibilities as CEO of Tavia Acquisition Corp. Mr. Mynzhanov’s resignation was effective as of February 1, 2025 and did not result from any disagreement with the Company concerning any matter relating to the Company’s operations, policies or practices. The Company is actively seeking an industry veteran to replace Mr. Mynzhanov on the Board.

Subsequent to year-end, the Chairman and Chief Executive Officer advanced funds to the Company in the amounts of $500,000 and $300,000, respectively. In addition, the Chief Executive Officer deferred approximately $125,000 in compensation during the first quarter of 2025, respectively.