Form 10-K/A
period 2024-12-31
Borealis Foods Inc.
filed 2025-04-30
CIK 1852973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Borealis Foods Inc.

(Exact name of registrant as specified in its charter)

Ontario	001-40778	98-1638988
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1540 Cornwall Rd. #104 Oakville, Ontario	L6J 7W5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (905) 278-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered :
Common Shares	BRLS	Nasdaq Capital Market
Warrants	BRLSW	Nasdaq Capital Market

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

The aggregate market value of the Common Shares outstanding, held by non-affiliates of the registrant, based on the closing price of $5.91, reported on the Nasdaq Capital Market, for the Common Shares on April 15, 2025, was approximately $37.9 million.

As of April 15, 2025, 21,378,890 Common Shares of the registrant, no par, value were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Audit Firm Id	Auditor Name:	Auditor Location:
52	Berkowitz Pollack Brant, Advisors + CPAs	Miami, FL

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Borealis Foods Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2025 (the “Original Form 10-K”). We are filing this Amendment No.1 to include the information required by Part III of Form 10-K. The Part III information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to our 2025 Annual Meeting of Shareholders.  The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.  This Amendment No. 1 is not intended to update any other information presented in the Original Filing. Accordingly, this Amendment is being filed solely to:

●	amend Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K to include the information required by and not included in such Items;

●	delete the reference on the cover of the Original Form 10-K to the incorporation by reference of certain information from our proxy statement into Part III of the Original Form 10-K; and

●	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and to Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K.

References to the “Company,” “Borealis,” “we,” or “our” in this Amendment refer to Borealis Foods Inc. and, as applicable, its wholly owned and consolidated subsidiaries.

Borealis Foods Inc.

i

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors

The following table sets forth the information concerning our directors, including their ages as of April 15, 2025.

Name and Position	Year First Became Director	Age	Independent	Audit Committee	Compensation Committee	Nominating and Governance Committee
Reza Soltanzadeh Director, Chief Executive Officer	2024	52	No
Ertharin Cousin Director	2024	67	Yes
Barthelemy Helg Non-executive Chairman and Director	2024	59	No
Shukhrat Ibragimov Director	2024	39	No
Steven Oyer Director	2024	69	Yes	Chairman*	Chairman	Chairman
Shiv Vikram Khemka Director	2024	62	Yes	X*	X	X

*	Audit Committee Financial Expert

Executive Officers

The following table sets forth information concerning our executive officers, including their ages as of April 15, 2025.

Name and Position	Year First Became Officer	Age	Position/Title
Reza Soltanzadeh	2019	52	Director and Chief Executive Officer
Pouneh Rahimi	2019	57	Chief Legal Officer
Stephen Wegrzyn	2020	60	Chief Financial Officer
Matt Talle	2020	63	Chief Strategy Officer
Henry Wong	2021	58	Chief Marketing Officer

Biographical Information

Directors

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

Ertharin Cousin has served as a director of ours since February 2024. Since September 2019, Ms. Cousin has served as Founder, President and Chief Executive Officer of Food Systems For The Future Institute, a non-profit organization to catalyze, enable and scale market-driven agtech, foodtech, and food innovations, and also as Visiting Scholar, Spogli Institute for the Study of International Relations, Center for Food and Environment at Stanford University. She has served as Distinguished Fellow of The Chicago Council on Global Affairs, a global affairs think tank, since June 2017. Ms. Cousin previously served at Stanford University as Payne Distinguished Lecturer and Visiting Fellow, Spogli Institute for the Study of International Relations, Center for Food and Environment from September 2017 to June 2019. From April 2012 to April 2017, Ms. Cousin served as Executive Director of the United Nations World Food Programme, the food-assistance branch of the United Nations, and she served as Ambassador and Permanent Representative to the United Nations Food and Agriculture Agencies on behalf of the U.S. Department of State from August 2009 to April 2012. Ms. Cousin previously served in a variety of executive roles between 1987 and 2009, including Founding President and Chief Executive Officer of The Polk Street Group, a management services company; Executive Vice President and Chief Operating Officer of America’s Second Harvest; Senior Vice President, Public Affairs for Albertsons Companies; White House Liaison and Special Advisor to the Secretary for the 2016 Olympics for the U.S. Department of State; and Assistant Attorney General for The State of Illinois. Ms. Cousin currently serves a member of the Supervisory Board of Bayer AG and the Board of Directors of Mondelez International, Inc. Ms. Cousin earned a B.A. at the University of Illinois at Chicago and received her J.D. from the University of Georgia School of Law. Ms. Cousin is qualified to serve on the Board given her breadth of experience and impressive track record in the Food Industry, stemming from her roles as President and Chief Executive Officer of Food Systems For The Future Institute and as Executive Director of the United Nations World Food Programme, the food-assistance branch of the United Nations, provides her with unique insights that can be applied to the Company.

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

Shukhrat Ibragimov has served as a director of ours since February 2024. Mr. Ibragimov serves as member of the Board of Directors of Eurasian Resources Group (ERG), a leading natural resources (ferrochrome, iron, aluminum) company with the integrated mining, processing, energy, logistics and marketing operations based mainly in Kazakhstan and operating globally (extraction and processing of metals), since March 2021. Prior to his appointment to the Board of Directors of ERG, Mr. Ibragimov served as ERG’s Head of Business Development since 2015. Mr. Ibragimov currently also serves as member of the Boards of Directors of Eurasia Insurance Company JSC, Eurasian Financial Company JSC, Eurasian Bank JSC. In 2020, Mr. Ibragimov founded Eurasian Space Ventures LLP (ESV) based in Kazakhstan, venture fund investing in startups in aerospace industry. Through ESV, Mr. Ibragimov controls BITEEU, a cryptocurrency exchange operating globally. Mr. Ibragimov also is a co-founder of SPRK Music, a music platform that helps musicians to be discovered via a dedicated platform. Mr. Ibragimov graduated from the European Business School London with a bachelor’s degree and the Beijing Language and Culture University with a masters’ degree. Mr. Ibragimov is qualified to serve on the Board due to his prior experience serving as head of business development for a global natural resource company, which provided him with extensive cross border experience in logistics and operations.

Steven Oyer has served as a director of ours since February 2024. Mr. Oyer is a seasoned finance executive with over 40 years of business and investment experience. Since January 2023, Mr. Oyer served as the Managing Partner of Sustainable Finance Partnerships (SFP) where he advises companies in capital transactions and business development. Prior to that, Mr. Oyer served as Chief Executive Officer of i(x) Net Zero, a publicly traded holding company focused on energy transition and sustainability. From September 2015 to February 2018, Mr. Oyer served as Senior Vice President at Lazard Asset Management where he led their Global Family Office Advisory Group. Mr. Oyer’s experience includes a senior position at the Private Funds Group of Brookfield Asset Management focused on Real Assets and Renewable Investments. Additionally, Mr. Oyer served as interim Chief Executive Officer and led the restructuring of Saflink Corporation, a NASDAQ listed biometric software company. Mr. Oyer served as a board member and audit chair of Salton, Inc., a designer, marketer, manufacturer, and distributor of a broad range of branded small appliances. Mr. Oyer was the founder of Quake Capital, an accelerator that fosters early-stage ventures led by student and faculty entrepreneurs from university ecosystems and still serves in an advisory capacity. Mr. Oyer is currently a board member of The Truth Initiative, a nonprofit public health organization committed to tobacco use prevention and nicotine addiction. He also has served as a member of the investment committee for the Florida Atlantic University’s Foundation. Mr. Oyer attended the University of Massachusetts. Mr. Oyer is qualified to serve on the Board due to his extensive financial and operational expertise, stemming from his prior experience serving as the CEO of i(x) Net Zero and Saflink Corporation NASDAQ listed public companies.

Shiv Vikram Khemka has served as a director of ours since February 2024. Mr. Khemka has served as one of Oxus’ independent directors commencing since September 2021. Mr. Khemka is a vice-chairman of SUN Group, a 120-year-old family enterprise comprised of both operating and investment companies. He has served as a vice-chairman of SUN Group since 1990. SUN Group is active in asset management, natural resources, green infrastructure and high technology. SUN has partnered to establish SUN Mobility, an energy tech company focused on becoming a leader in EV energy. SUN is also a significant investor in a leading EV solid state battery manufacturer. The group has been active in various regions around the world, including India, the Middle East, Central and South-East Asia. Mr. Khemka is the chairman of the Entrepreneurship Sports Generation, also executive chairman of the Global Education and Leadership Foundation. He is currently a member of the board of governors at Junior Achievement Worldwide and is a member of the Leadership Council at the Brooking Centre for Universal Education. The World Economic Forum elected Mr. Khemka a “Global Leader for Tomorrow” and he was also a member of the organization’s Global Agenda Council on Education. He has served on both the Brown University and Yale University’s President’s Councils. Mr. Khemka has also served as a board member on the Stanford Philanthropy and Civic Society (PACS) Centre. He is currently a founding member of V20, a global community of values experts and practitioners that engage with G20, and is the chairman of Aikido Aikikai Foundation of India. He was awarded the Dr. Jean Mayer Global Citizenship Award from Tufts University, the Outstanding Contribution to Education Prize and the India Alumni Award from the Wharton School of Business. Mr. Khemka studied at Eton College, earned a B.A. in economics from Brown, an MBA/MA with distinction from the Wharton School of Business and the Lauder Institute at the University of Pennsylvania. Mr. Khemka is qualified to serve on the Board due to extensive financial expertise, stemming from his experience as vice-chairman of the SUN Group, an active asset management company.

Executive Officers

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

Audit Committee and Audit Committee Financial Expert

We have a standing Audit Committee of the board of directors. Mr. Oyer and Mr. Khemka currently serve as members of the Audit Committee, with Mr. Oyer serving as the chairperson of the Audit Committee. Our board of directors has determined that Mr. Oyer and Mr. Khemka are audit committee financial experts, as defined by SEC rules and regulations. The Company is no longer in compliance with Nasdaq’s independent director requirement as set forth in Listing Rule 5605 due to Mr. Kanat Mynzhanov’s resignation from the Board on February 1, 2025.

Our board of directors has determined that each of Mr. Oyer and Mr. Khemka is an independent director in accordance with the Nasdaq listing rules and the applicable requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended. Our board of directors has further determined that each of the members of the Audit Committee satisfies the financial literacy and sophistication requirements of the Nasdaq listing rules.

Corporate Governance

Corporate Governance Guidelines

Our board of directors adopted Corporate Governance Guidelines, which set forth a flexible framework within which the board, assisted by its committees, directs the affairs of the Company. The Corporate Governance Guidelines address, among other things, the composition and functions of the board of directors, director independence, compensation of directors, board membership criteria, board leadership and composition.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics that applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Committee Charters

Each standing committee of the board of directors is governed by a charter adopted by the board.

Availability of Governance Documents

The Corporate Governance Guidelines, the Code of Conduct, and each of the Audit, Compensation, and Nominating and Corporate Governance Committee charters are available on the Company’s investor relations website, www.investors.borealisfoods.com/overview/default.aspx. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website to the extent required by the applicable rules of the SEC and The Nasdaq Stock Market LLC.

Item 11. Executive Compensation.

Our named executive officers (or “NEOs”) for the year ended December 31, 2024, consisted of five individuals:

(i)	Reza Soltanzadeh, our current Chief Executive Officer, who served as our principal executive officer during the year ended December 31, 2024;

(ii)	Stephen Wegrzyn, our current Chief Financial Officer, who served as our principal financial officer at the end of the fiscal year ended December 31, 2024;

(iii)	Pouneh Rahimi, our Chief Legal Officer, who was serving as our executive officer at the end of the fiscal year ended December 31, 2024;

(iv)	Henry Wong, our current Chief Marketing Officer, who was serving as our executive officer at the end of the fiscal year ended December 31, 2024; and

(v)	Matt Talle, our current Chief Strategy Officer, who was serving as our executive officer at the end of the fiscal year ended December 31, 2024.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2024, our “named executive officers” and their positions were as follows:

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs.

Summary Compensation Table

The following table sets forth information regarding the compensation earned during the years ended December 31, 2024 and December 2023 by our NEOs.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Reza Soltanzadeh	2024	450,998	—	—	—	500,000
President and Chief Executive Officer(1)	2023	—	—	—	—	—
Steve Wegrzyn	2024	165,000	—	—	—	165,000
Chief Financial Officer	2023	165,000	—	—	—	165,000
Pouneh Rahimi	2024	202,915	—	—	—	202,915
Chief Legal Officer	2023	145,225	—	—	—	145,225
Henry Wong	2024	183,365	—	—	—	183,365
Chief Marketing Officer	2023	129,501	—	—	—	129,501
Matt Talle	2024	256,110	—	—	—	256,110
Chief Strategy Officer	2023	240,000	—	—	—	240,000

(1)	Mr. Soltanzadeh did not receive any compensation for his service rendered to us in 2023.

Narrative Disclosure to the Summary Compensation Table

Certain of the compensation paid to our NEOs reflected in the Summary Compensation Table was provided pursuant to plans and programs which are summarized below. Ms. Rahimi, Mr. Talle, Mr. Wegrzyn and Mr. Wong were not party to an employment agreement during 2024 or 2023. Mr. Soltanzadeh was not party to an employment agreement during 2023 but was party to employment agreement during 2024. For a discussion of benefits, please see below.

Elements of Compensation

In 2024, our compensation program consisted primarily of the following elements: base salary and benefits.

2024 Base Salary

Historically, we have provided base salary as a fixed source of compensation for our executive officers. Base salaries for NEOs are established based on the scope of their responsibilities, competencies and their prior relevant experience, taking into account compensation paid in the market for similar positions and the market demand for such NEO’s total compensation package. Base salaries are reviewed annually and increased for merit reasons based on the executive’s success in meeting or exceeding individual objectives. Additionally, base salaries can be adjusted as warranted throughout the year to reflect promotions or other changes in the scope of breadth of an executive’s role or responsibilities, as well as to maintain market competitiveness.

Long Term Equity Compensation Plans

The Incentive Plan initially makes available a maximum number of 1,125,869 Common Shares. The aggregate number of Common Shares that is (i) issued to an officer, director, 10% stockholder and anyone who possesses material non-public information because of his or her relationship with the company or with an officer, director or principal stockholder of the company (“Insiders”) under the Incentive Plan or any other proposed or established share compensation arrangement within any one-year period will not exceed 10% of the total issued and outstanding Common Shares subject to the Incentive Plan from time to time and (ii) issuable to a non-employee director under the Incentive Plan during any of our fiscal years may not have a “fair value” as of the date of grant, as determined in accordance with ASC Topic 718 (or any other applicable accounting guidance), that exceeds $300,000 in the aggregate. No grants were made under the equity incentive plan to NEOs in 2024.

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

Clawback Policy

We adopted a compensation recovery policy (the “Company’s Clawback Policy”), which was effective March 27, 2024, that is compliant with the Nasdaq Listing Rules, as required by the Dodd-Frank Act.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2024, no options were granted under our Stock Plan, nor were they any outstanding awards.

Director Compensation

No non-employee directors received cash or equity compensation for services rendered to us during the year ended December 31, 2024. The non-employee directors are due to receive a grant of 10,000 shares under our Equity Plan for their services in year one. The grants will be made in the second quarter of 2025.

Cash Compensation

The chairperson of the three principal standing committees of our board of directors are entitled to the following annual cash retainers:

Board Committee	Chairperson Fee
Audit Committee	$16,666.66
Compensation Committee	$16,666.66
Nominating and Corporate Governance Committee	$16,666.66

No cash retainers were paid during the year ended December 31, 2024 to the chairperson of the three standing committees of our board of directors.

We also reimburse all reasonable pre-approved out-of-pocket expenses incurred by non-employee directors for their attendance at meetings of our board of directors or any committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth beneficial ownership of our common stock as of April 15, 2025 by:

●	each person who is the beneficial owner of more than 5% of the issued and outstanding Common Shares; and

●	each of our named executive officers and directors.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of April 15, 2025.

Our beneficial ownership is based on 21,378,890 Common Shares issued and outstanding as of April 15, 2025.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all Common Shares beneficially owned by them. To our knowledge, no Common Shares beneficially owned by any executive officer or director have been pledged as security.

The following table illustrates varying beneficial ownership levels in Borealis Foods with the percentage of outstanding shares based on Common Shares as of April 15, 2025:

Name and Address of Beneficial Owner	Number of shares	% of Total Voting Power
Directors and Named Executive Officers of New Borealis(1)
Reza Soltanzadeh(2)	3,660,452	17.121%
Barthelemy Helg(3)	3,205,556	14.994%
Stephen Wegrzyn(4)	33,046	*
Pouneh Rahimi(5)	192,368	*
Matt Talle(6)	214,665	*
Henry Wong(7)	14,334	*
Kanat Mynzhanov(8)	250,000	*
Shiv Vikram Khemka(9)	50,000	*
Shukhrat Ibragimov(10)	3,224,880	15.084%
Steven Oyer(11)	2,000	*
Ertharin Cousin	—	—
All directors and executive officers as a group (11 individuals)	10,797,301	49.87%
Five or more Percent Holders
Reza Soltanzadeh(2)	3,660,452	17.121%
Oxus Capital Pte.(12)	5,302,477	25.036%
Belphar Ltd.(13)	2,848,955	13.326%
Barthelemy Helg(3)	3,205,556	14.994%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Borealis Foods Inc. 1540 Cornwall Road, Suite 104, Oakville, Ontario L6J 7W5.

(2)	Consists of (i) 3,532,505 Common Shares held by Zagros Alpine Capital ULC and (ii) 127,947 Common Shares held by Z Ventures Inc. Reza Soltanzadeh is the President of Zagros Alpine Capital ULC and Z Ventures Inc. and has sole voting and dispositive control over the shares held by Zagros Alpine Capital ULC and Z Ventures Inc.

(3)	Consists of 3,205,556 Common Shares.

(4)	Consists of 33,046 Common Shares.

(5)	Consists of 192,368 Common Shares held by Zagros Alpine Capital ULC. Ms. Rahimi does not have voting or dispositive control over the shares held by Zagros Alpine Capital ULC.

(6)	Consists of (i) 80,962 Common Shares and (ii) 133,703 Common Shares held by Zagros Alpine Capital ULC. Mr. Talle does not have voting or dispositive control over the shares held by Zagros Alpine Capital ULC.

(7)	Consists of 14,334 Common Shares.

(8)	Consists of 250,000 Common Shares.

(9)	Consists of 50,000 Common Shares.

(10)	Consists of (i) 2,848,955 Common Shares held by Belphar Ltd. and (ii) 375,925 Common Shares held by GSS Overseas LTD. Mr. Ibragimov is the sole shareholder of Belphar Ltd. and GSS Overseas LTD. and has sole voting and dispositive control over the shares of Belphar Ltd. and GSS Overseas LTD.

(11)	Consists of 2,000 Common Shares.

(12)	Consists of 5,302,477 Common Shares. Kenges Rakishev is the controlling shareholder.

(13)	Consists of 2,848,955 Common Shares. Mr. Ibragimov is the controlling shareholder.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Party Transactions

We have a written Related-Person Transactions Policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of the Company’s policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements, or relationships) in which the Company and any “related person” are participants involving an amount that exceeds $120,000 in the related person will have either direct or indirect interest in the Company. Transactions involving compensation for services provided to the Company as an employee, director, consultant, or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the board of directors) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, the Company relies on information supplied by its executive officers, directors and certain significant stockholders. In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to:

(a)	the risks, costs and benefits to the Company;

(b)	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

(c)	the terms of the transaction;

(d)	the availability of other sources for comparable services or products; and

(e)	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Audit Committee consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of the Company and its stockholders, as the Audit Committee determines in the good faith exercise of its discretion.

Related Party Transactions

The following is a description of transactions since December 31, 2019, to which we have been a participant and in which (i) the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as of December 31, 2024, 2023 and 2022, and (ii) any of our directors, executive officers or holders of more than 5% of our common stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described in the sections titled “Executive Compensation” and “Management—Non-Employee Director Compensation.”

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

On December 31, 2020, Borealis issued two demand promissory notes to Barthelemy Helg, pursuant to which Borealis borrowed an aggregate principal amount of $3.0 million. On February 2, March 18, March 31, June 23, July 8, and December 5, 2022, Borealis issued demand promissory notes to Barthelemy Helg, pursuant to which Borealis borrowed a principal amount of $1.5 million, $1.0 million, $937,167, $500,000, $350,000, and $36,625, respectively. The principal amount of each such loan bears interest at the annual rate of 10%.

Limitation of Liability and Indemnification of Officers and Directors

The Company provides indemnification for its directors and officers so that they will be free from undue concern about personal liability in connection with their service to the Company. Under the Company’s bylaws, the Company is required to indemnify its directors and officers to the extent not prohibited under Ontario or other applicable law. The Company has also entered into indemnity agreements with its executive officers and directors. These agreements provide, among other things, that the Company will indemnify the officer or director, under the circumstances and to the extent provided for in the agreement, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Ontario law and the Company’s bylaws.

Director Independence

With Mr. Mynzhanov departure from the Board, the Company is no longer in compliance with Nasdaq’s independent director requirement as set forth in Listing Rule 5605 due to the board being composed of less than a majority of independent directors with the departure of Mr. Mynzhanov. The Company is currently evaluating new candidates to fill the Board’s vacancy left by Mr. Mynzhanov.

In making these determinations, our board of directors considered certain relationships and transactions that occurred in the ordinary course of business between the Company and entities with which some of our directors are or have been affiliated. The board of directors determined that such transactions would not impair the particular director’s independence or interfere with the exercise of independent judgment in carrying out director responsibilities.

Our board of directors undertook a review of the independence of each director and considered whether any director has a material relationship that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities as a director. After review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the board of directors affirmatively determined that all of our directors are independent directors within the meaning of the applicable Nasdaq listing standards, except for Mr. Soltanzadeh, who serves as our Chief Executive Officer, Mr. Helg, who serves as the Chairman of Board, and, as of December 31, 2024, held the notes described above un the “Our Relationship With Barthelemy Helg” section, for which interest has accrued but has not been paid, and Mr. Ibragimov, who is the sole shareholder or Belphar Ltd. and a 13.9% holder of Borealis common shares.

Item 14. Principal Accountant Fees and Services.

Berkowitz Pollack Brant, Advisors + CPAs (“BPB”), (Miami, FL, PCAOB ID: 52), who performed our audit services for fiscal year 2024 including an audit of the consolidated financial statements and services related to filings with the SEC, has served as our independent registered public accounting firm since 2023.

The following table summarizes the fees of our independent registered public accounting firm, billed to us in each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

	For the year ended December 31, 2024	For the year ended December 31, 2023
	(in thousands)
Fee Category
Audit Fees (1)	$166,910	$165,000
Audit-Related Fees (2)	127,348	164,873
Tax Fees(3)	6,319	6,250
All Other Fees(4)	55,370	52,500
Total	$355,947	$388,623

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BPB in connection with regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee’s current policy is to pre-approve all audit services and permitted non-audit services to be performed for it by its auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

All services rendered by Berkowitz Pollack Brant, Advisors + CPAs, our independent registered public accounting firm, during fiscal 2024 were pre-approved by the Audit Committee in accordance with the audit committee pre-approval policy.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements. The following consolidated financial statements and related documents are filed as part of this report: See Part II, Item 8 of the Original Form 10-K.

2.	Financial Statement Schedules. Schedules are omitted because they are not required or applicable, or the required information is included in the Financial Statements or related notes.

3.	Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this report.

Exhibit Number	Description
2.1*+	Business Combination Agreement, dated as of February 23, 2023, by and among Oxus Acquisition Corp., 1000397116 Ontario Inc., and Borealis Foods Inc. (incorporated by reference to Exhibit 2.1 to Oxus Acquisition Corp.’s Registration Statement on S-4, filed with the SEC on August 14, 2023).
2.2*+	Amendment No. 1 to the Business Combination Agreement, dated as of August 11, 2023, by and among Oxus Acquisition Corp., 1000397116 Ontario Inc., and Borealis Foods Inc. (incorporated by reference to Exhibit 2.2 to Oxus Acquisition Corp.’s Registration Statement on S-4/A, filed with the SEC on October 24, 2023).
2.3*+	Amendment No. 2 to the Business Combination Agreement, dated as of January 11, 2024, by and among Oxus Acquisition Corp., 1000397116 Ontario Inc., and Borealis Foods Inc. (included as Annex A to this proxy statement/prospectus) (incorporated by reference to Exhibit 2.3 to Oxus Acquisition Corp.’s Registration Statement on S-4/A, filed with the SEC on January 12, 2024).
2.4*+	Plan of Arrangement (Amended) (incorporated by reference on Exhibit 10.4 to Oxus Acquisition Corp.’s Registration Statement on S-4/A, filed with the SEC on October 24, 2023).
3.1*	Form of New Borealis By-Laws (incorporated by reference to Exhibit 10.9 to Oxus Acquisition Corp.’s Registration Statement on S-4, filed with the SEC on August 14, 2023).
3.2*	Form of Borealis Articles of Continuance (incorporated by reference to Exhibit 10.8 to Oxus Acquisition Corp.’s Registration Statement on S-4, filed with the SEC on August 14, 2023).
4.1*	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 Borealis Foods, Inc.’s Form 10-K, filed with the SEC on April 15, 2025).
10.1*+	Form of Shareholder Support Agreement, dated as of February 23, 2023, by and among Oxus Acquisition Corp. and certain shareholders of Borealis Foods Inc. (incorporated by reference to Exhibit 10.4 to Oxus Acquisition Corp.’s Registration Statement on S-4, filed with the SEC on August 14, 2023).
10.2*+	Sponsor Support Agreement, dated as of February 23, 2023, by and among Oxus Acquisition Corp., Oxus Capital Pte. Ltd and Borealis Foods Inc. (incorporated by reference to Exhibit 10.11 to Oxus Acquisition Corp.’s Registration Statement on S-4, filed with the SEC on August 14, 2023).
10.3*	Note Purchase Agreement, dated February 28, 2023, by and between Borealis Foods Inc. and Saule Algaziyeva (incorporated by reference to Exhibit 10.37 to Oxus Acquisition Corp.’s Registration Statement on S-4/A, filed with the SEC on October 24, 2023).
10.4*	Note Purchase Agreement, dated February 8, 2023, by and between Borealis Foods Inc. and Belphar Ltd. (incorporated by reference to Exhibit 10.38 to Oxus Acquisition Corp.’s Registration Statement on S-4/A, filed with the SEC on October 24, 2023).
10.5*	First Amendment to the Note Purchase Agreement, dated July 23, 2023 (incorporated by reference to Exhibit 10.41 to Oxus Acquisition Corp.’s Registration Statement on S-4/A, filed with the SEC on November 13, 2023).
10.6*	Note Purchase Agreement, dated November 15, 2023, by and between Borealis Foods Inc. and Aman Murat Baikdamuly (incorporated herein by reference to Exhibit 10.8 to Borealis Foods Inc.’s Form 8-K, filed with the SEC on February 13, 2024).
10.7*	Note Purchase Agreement, dated January 30, 2024, by and between Borealis Foods Inc. and GSS Overseas LTD. (incorporated herein by reference to Exhibit 10.9 to Borealis Foods Inc.’s Form 8-K, filed with the SEC on February 13, 2024).
10.8*	Second Amended and Restated Promissory Note, dated October 2, 2023 (incorporated by reference to Exhibit 10.40 to Oxus Acquisition Corp.’s Registration Statement on S-4/A, filed with the SEC on October 24, 2023).
10.9*	Third Amended and Restated Promissory Note, dated February 7, 2024 (incorporated herein by reference to Exhibit 10.11 to Borealis Foods Inc.’s Form 8-K, filed with the SEC on February 13, 2024).

10.10*	Form of Board Nomination Agreement, by and between Borealis Foods, Inc. and Belphar Ltd. (incorporated by reference to Exhibit 10.42 to Oxus Acquisition Corp.’s Registration Statement on S-4/A, filed with the SEC on January 5, 2024).
10.11*	Borealis Foods, Inc. Form of Equity Incentive Plan (incorporated by reference on Exhibit 3.4 of Borealis Foods, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 21, 2024).
14.1*	Borealis Foods Inc. Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Borealis Foods Inc.’s Form 8-K, filed with the SEC on February 13, 2024).
14.2*	Borealis Foods Inc. Executive Compensation Recovery Policy (incorporated herein by reference to Exhibit 97.0 to Borealis Foods Inc.’s Annual Report on Form 10-K, filed with the SEC on April 15, 2024).
16.1*	Letter from Marcum LLP to the SEC, dated February 13, 2024 (incorporated herein by reference to Exhibit 16.1 to Borealis Foods Inc.’s Form 8-K, filed with the SEC on February 13, 2024).
19.1*	Borealis Foods Inc. Insider Trading Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13A-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 to Borealis Foods, Inc’s Form 10-K, filed with the SEC on April 15, 2025).
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13A-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 to Borealis Foods, Inc’s Form 10-K, filed with the SEC on April 15, 2025).
31.3	Certification of Principal Executive Officer Pursuant to Rules 13A-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Principal Financial Officer Pursuant to Rules 13A-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed.

+	Annexes, schedules, and exhibits to this Exhibit omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Borealis Foods Inc.

Date: April 30, 2025	By:	/s/ Stephen Wegrzyn
Stephen Wegrzyn
Chief Financial Office