Form 10-Q
period 2025-03-31
Borealis Foods Inc.
filed 2025-05-20
CIK 1852973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2025

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

As of May 20, 2025, 21,381,852 Common Shares of the registrant, no par value, were issued and outstanding.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) filed by Borealis Foods Inc. (the “Company” or “Borealis Foods”, “our”, “us” or “we”) contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts, and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts, or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, Borealis Foods’ management.

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern;

●	our limited operating history makes it difficult to evaluate our business and prospects;

●	our potential insolvency or inability to pay our debts would have a material adverse effect on our business, financial condition, results of operations and cash flow;

●	we may be unable to execute our business plan or maintain our competitive position and high-level customer satisfaction if we fail to maintain adequate operational and financial resources or fail to obtain additional financing, particularly if we continue to grow rapidly;

●	we have a substantial debt burden, a significant portion of which matures soon and requires repayment or refinancing;

●	our management team has limited experience managing a public company;

●	we are an early stage and emerging growth company and, as such, we are subject to all the risks associated with early stage and emerging growth companies;

●	we have identified material weaknesses in our internal control over financial reporting; if we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, investors could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Common Shares;

●	a significant portion of our revenue is concentrated with a limited number of customers;

●	adverse climate conditions may have an adverse effect on our business. We may take various actions to mitigate our business risks associated with climate change, which may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks;

●	our dependence on suppliers may materially adversely affect our operating results and financial position;

●	manufacturing and production forecasts are based on multiple assumptions. We must adequately estimate our manufacturing capacity and inventory supply. If we overestimate our demand and overbuild our capacity or inventory, we may have significantly underutilized assets. Underutilization of our manufacturing facilities can adversely affect our gross margin and other operating results;

●	our business operations and financial results could be adversely affected by changes in trade policies, including the imposition of new tariffs or trade restrictions by the U.S. government. With tariffs and other trade barriers between the U.S. and Canada, Mexico and other jurisdictions, our sales, profitability, and competitive position in those markets could be negatively impacted;

●	we may experience volatility in costs for ingredients and packaging due to conditions that are difficult to predict;

●	our future success will depend, in part, on our ability to maintain our technological leadership, enhance our current food products, develop new food products that meet changing customer needs and preferences, advertise and market our food products, and influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis;

●	our business depends on our use of proprietary technology relying heavily on laws to protect such technology;

●	U.S. shareholders may not be able to obtain judgments or enforce civil liabilities against us or our executive officers or our Board of Directors (our “Board”);

●	we will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives; and

●	other risk factors and uncertainties described in this Quarterly Report, our most recent Annual Report on Form 10-K, and other filings with the SEC.

We urge investors to consider all of the risks, uncertainties, and other factors disclosed in this filing carefully in evaluating the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results or developments anticipated by us and reflected or implied by any forward-looking statement contained in this report will be realized or, even if substantially realized, that those results or developments will result in the forecasted or expected consequences for us or affect us, our operations or financial performance as we forecasted or expected. These forward looking statements are based on information available as of the date of this Quarterly Report and current expectations, forecasts, and assumptions, and involve a number of judgments, risks, and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. We intend the forward-looking statements contained in this Quarterly Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on our forward-looking statements.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Borealis Foods, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024 (Audited)
Assets
Current Assets
Cash	$192,536	$652,965
Accounts receivable, net of allowance for credit losses of $200,000 and $247,653 as of March 31, 2025 and December 31, 2024, respectively	1,779,092	1,965,748
Inventories, net	7,751,394	8,046,259
Prepaid expenses and other current assets	848,349	1,134,611
Total current assets	10,571,371	11,799,583

Property, plant and equipment, net	45,272,000	45,736,326
Intangible assets	328,822	319,307
Right - of-use asset, net	53,323	63,826
Goodwill	1,917,356	1,917,356
Other non-current assets	254,685	169,685
Total assets	$58,397,557	$60,006,083

Liabilities and Shareholders' (deficit)
Current liabilities:
Accounts payable and accrued expenses	$13,047,438	$11,529,803
Due to related parties	16,512,453	7,825,792
Notes payable, current portion, net of capitalized loan costs	5,706,085	5,456,934
Operating lease payable, current portion	51,822	55,116
Finance leases payable, current portion	551,428	538,845
Total current liabilities	35,869,226	25,406,490
Due to related parties, net of current portion	-	7,601,661
Line of credit	7,600,000	7,600,000
Convertible notes payable, net of current portion	3,000,000	3,000,000
Notes payable, net of current portion	14,305,366	14,478,051
Operating lease payable, net of current portion	4,183	12,015
Finance leases payable, net of current portion	984,167	1,143,829
Deferred tax liability	1,459,923	1,459,923
Total liabilities	63,222,865	60,701,969

Shareholders' (deficit)
Common shares, no par value	-	-
Additional paid-in capital	90,154,854	90,096,688
Accumulated deficit	(94,980,162)	(90,792,574)
Total shareholders' (deficit)	(4,825,308)	(695,886)
Total liabilities and shareholders' (deficit)	$58,397,557	$60,006,083

See accompanying notes to the unaudited condensed consolidated financial statements.

Borealis Foods, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	For Three Months Ended March 31,
	2025	2024
Gross sales	7,224,957	8,484,021
Sales discounts & allowances	(379,287)	(588,588)
Revenue, net	6,845,670	7,895,433
Cost of goods sold	5,465,314	6,648,272
Depreciation and amortization	480,554	1,004,588
Total cost of goods sold	5,945,868	7,652,860
Gross profit	899,802	242,573
Total sales, general & administrative expenses	3,816,920	7,215,588
Loss from operations	(2,917,118)	(6,973,015)
Other (expense):
Loss on foreign exchange rates	(11,047)	-
Interest expense, net	(1,259,423)	(1,458,607)
Total other expense	(1,270,470)	(1,458,607)
Loss before income taxes	(4,187,588)	(8,431,622)
Net loss	(4,187,588)	(8,431,622)
Loss per share from net loss
Basic	$(0.20)	$(0.49)
Diluted	$(0.20)	$(0.49)
Weighted average shares outstanding
Basic	21,379,347	17,079,576
Diluted	21,379,347	17,079,576

See accompanying notes to the unaudited condensed consolidated financial statements.

Borealis Foods, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Three Months Ended March 31, 2025 and 2024

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional
	Number of	Common	Number of	Common	Number of	Common	Paid-In	Accumulated
	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	Total
Balance at January 1, 2024	100,000,000	$-	57,117,774	$-	6,345,000	$-	$44,118,081	$(65,465,376)	$(21,347,295)
Expense related to stock
options (Note 8)	--	--	--	--	--	--	1,273,053	--	1,273,053
Convertible debt converted to equity	--	--	--	--	--	--	54,991,472	--	54,991,472
from reverse recapitalization
Assumption of debt from	--	--	--	--	--	--	(10,285,918)	--	(10,285,918)
reverse recapitalization
Conversion to Newco shares	(78,621,110)	--	(57,117,774)	--	(6,345,000)	--	--	--	--
from reverse recapitalization
Net loss	--	--	--	--	--	--	--	(8,431,622)	(8,431,622)
Balance at March 31, 2024	21,378,890	$--	--	$--	--	$--	$90,096,688	$(73,896,998)	$16,199,690
Balance at January 1, 2025	21,378,890	--	--	--	--	--	$90,096,688	$(90,792,574)	$(695,886)
Exercise of restricted share units	2,962	--	--	--	--	--	17,490	--	17,490
Expense related to restricted share units							40,676		40,676
Net loss	--	--	--	--	--	--	--	(4,187,588)	(4,187,588)
Balance at March 31, 2025	21,381,852	$--	--	$--	--	$--	$90,154,854	$(94,980,162)	$(4,825,308)

Common shares, no par value, unlimited number of shares authorized (21,381,852 issued and outstanding)

Class B shares, no par value, unlimited number of shares authorized

Class C shares, no par value, unlimited number of shares authorized

See accompanying notes to the unaudited condensed consolidated financial statements.

Borealis Foods Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash Flows from Operating Activities:
Net loss	$(4,187,588)	$(8,431,622)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense related to stock options	58,166	1,273,053
Depreciation and amortization	480,554	994,202
Amortization of loan costs	76,466	77,316
Provision for credit losses	(47,653)	306,000
Provision for inventory reserve	(126,323)	42,449
Changes in operating assets and liabilities:
Accounts receivable	234,308	(3,300,756)
Inventories	421,189	99,097
Operating lease	(624)	(7,395)
Prepaid expenses and other current assets	201,262	(1,551,597)
Accounts payable and accrued expenses	1,517,638	3,729,820
Net cash used in operating activities	(1,372,605)	(6,769,433)

Cash flows from investing activities
Purchases of intangible assets	(9,515)	-
Proceeds from reverse capitalization	-	63,575
Purchases of property, plant and equipment, net	(16,229)	(550,984)
Net cash used in investing activities	(25,744)	(487,409)

Cash flows from financing activities
Proceeds from related parties	1,085,000	-
Proceeds from convertible notes payable	-	3,000,000
Payments on finance leases payable	(147,080)	(147,738)
Borrowings on line of credit	-	5,000,000
Net cash provided by financing activities	937,920	7,852,262

Net change in cash	(460,429)	595,420
Cash, beginning of period	652,965	7,615,630
Cash, end of period	$192,536	$8,211,050

Supplemental cash flow data
Cash paid during the period for:
Interest	$243,500	$651,208

Non-cash investing and financing activities
Conversion of notes payable into Class A shares (Note 4)	-	(54,991,472)
Note payable supplier finance (Note 4)	-	10,349,494

See accompanying notes to the unaudited condensed consolidated financial statements.

Borealis Foods Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Overview

The accompanying unaudited condensed consolidated financial statements include the financial statements of Borealis Foods Inc. (“Borealis”), and its subsidiaries: Palmetto Gourmet Foods (Canada) Inc., (“PGF Canada”), Palmetto Gourmet Foods, Inc. (“PGF”), PGF Real Estate I, Inc. (“PGF RE I”), PGF Real Estate II, Inc. (“PGF RE II”), and Borealis IP (“Borealis IP”) (collectively, the “Company”).

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

Reverse Recapitalization Transaction

On February 23, 2023, Borealis Foods Inc., a corporation incorporated under the laws of Canada (“Legacy Borealis”), entered into a Business Combination Agreement (as amended, amended and restated, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”) with Oxus Acquisition Corp. (“Oxus”) and 1000397116 Ontario Inc., an Ontario corporation and a wholly owned subsidiary of Oxus (“Newco”). On February 7, 2024, Legacy Borealis, Oxus, and Newco consummated the transactions (collectively, the “Reverse Recapitalization”) contemplated by the Business Combination Agreement by means of a statutory arrangement under the Canada Business Corporations Act and the Business Corporations Act (Ontario), implemented in accordance with the terms and conditions set forth in the Business Combination Agreement and the related plan of arrangement (as amended, amended and restated, supplemented, or otherwise modified from time to time, the “Plan of Arrangement”) following the approval at an extraordinary general meeting of the shareholders of Oxus held on February 2, 2024. Pursuant to the terms of the Business Combination Agreement, among other things: (i) Oxus domesticated and continued as a corporation under the laws of Ontario, Canada (“New Oxus”); and (ii) pursuant to the Plan of Arrangement, (a) Newco and Legacy Borealis amalgamated (the “Legacy Borealis Amalgamation”, and the amalgamated corporation resulting therefrom, “Amalco”), with Amalco surviving the Legacy Borealis Amalgamation as a wholly-owned subsidiary of New Oxus; and (b) following the Legacy Borealis Amalgamation, New Oxus and Amalco amalgamated (the “Borealis Amalgamation,” and together with the Legacy Borealis Amalgamation, the “Amalgamations,” and the corporation resulting therefrom, “Borealis,” as a corporation amalgamated under the Business Corporations Act (Ontario)), with Borealis surviving the Borealis Amalgamation. Borealis continues under the name “Borealis Foods Inc.”

Borealis Foods Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2025, the Company has incurred recurring losses from operations and negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after May 20, 2025.

Management has implemented several strategic and operational initiatives aimed at improving sales and financial performance. For the three months ended March 31, 2025, the Company significantly reduced sales, general, and administrative expenses by 47% year-over-year, driven by the conclusion of one-time transaction-related costs and a disciplined reduction in discretionary spending. Gross margin, excluding depreciation, a non GAAP measurement, improved to 20% from 16% in the prior year period, reflecting a shift toward higher-margin branded and institutional sales.

The Company has not raised external capital in the first quarter of 2025 but is actively evaluating financing alternatives, including debt and equity issuances, to support ongoing operations and strengthen the balance sheet. Management is also aligning inventory and production levels with committed demand from stable institutional customers, which is expected to enhance working capital efficiency and cash flow conversion through the remainder of the year.

While these measures represent meaningful progress toward operational stability, the Company’s ability to continue as a going concern remains subject to successful execution of its strategic plan and securing additional financing, if needed. Accordingly, substantial doubt remains about the Company’s ability to continue as a going concern within one year from the date these unaudited condensed consolidated financial statements are issued.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and the Company’s functional currency is the U.S. Dollar.

We have condensed certain categories of information in our unaudited condensed consolidated financial statements to enhance the readability and understanding of those statements by making them more succinct. As a result, certain footnote disclosures we normally include in our annual consolidated financial statements have been omitted but remain prepared in accordance with US GAAP and the rules and regulations of the SEC. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

Borealis Foods Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

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

Cash Equivalents

The Company classifies all highly liquid securities with stated maturities of three months or less from the date of purchase as cash equivalents. There were no cash equivalents as of March 31, 2025 and December 31, 2024.

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

Prepaid Expenses

Prepaid expenses were approximately $848,000 and $1,135,000, composed primarily of prepaid insurance, deposits on inventory purchases and property, plant and equipment purchases, as of March 31, 2025 and December 31, 2024, respectively.

Property, Plant and Equipment, net

Property, plant, and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets or, where applicable, based on actual machine hours utilized.

Management has opted to depreciate the manufacturing lines and related assets using the machine hours method, as it provides a more accurate reflection of the actual utilization and wear of these assets. This approach ensures that the depreciation expense aligns more closely with the assets’ usage patterns, thereby improving the matching of costs with related revenues.

Borealis Foods Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment, net (continued)

This change in depreciation method was a change in estimate effected by a change in accounting principle and accordingly was accounted for prospectively in accordance with relevant guidance. The change in the method of calculating depreciation resulted in an increase in net income of $605,000 for the three months ended March 31, 2025. Since this adjustment is applied prospectively, it has no impact on the financial results for periods prior to June 30, 2024. The total cost basis of machinery subject to depreciation over machine hours was approximately $38,601,000 as of March 31, 2025 and December 31, 2024.

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

Loan Costs

The costs of obtaining equipment leases and debt issuance costs are amortized over the term of the respective obligations, using the straight-line method. US GAAP requires that the effective yield method be used to amortize debt issuance costs; however, the effect of using the straight-line method is not materially different from the results that would have been obtained under the effective yield method. Amortization of loan costs is included as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations. Loan costs are shown as reduction of related debt balances for financial statement presentation.

Borealis Foods Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

Goodwill

The Company’s goodwill resulted from a prior year acquisition. Goodwill is not amortized but is reviewed annually for impairment or more frequently as events or circumstances indicate its carrying amount may not be recoverable. No impairment losses were recorded for the three months ended March 31, 2025 and 2024.

Amounts Due to Related Parties

Amounts due to related parties (Company shareholders and entities controlled by Company shareholders) totaled $16,512,453 as of March 31, 2025 and $15,427,453 as of December 31, 2024. This related party liability is comprised of multiple notes payable to a shareholder in the amount of $8,025,790 and $7,325,790 as of March 31, 2025 and December 31, 2024, respectively, and is due on demand and bears interest at 10% annually. An additional note payable to a shareholder in the amount of $500,000 as of March 31, 2025 and December 31, 2024, bears interest at 10% annually and is due December 31, 2025. Additional notes payable to a shareholder in the amount of $385,000 as of March 31, 2025, bears interest at 10% annually and are due on demand. The remaining $7,601,661 shareholder note payable was a result of expenses recognized by Oxus and resulted in reduction of contributed equity at the Reverse Recapitalization. This note matures in February 2026 after extension and is non-interest bearing.

Related parties debt balances outstanding as of March 31, 2025 are due as follows: $8,911,000 in 2025 and $7,602,000 in 2026.

The salary of the Company’s CEO was accrued and not paid during the first quarter. The Company recorded approximately $100,000 in accrued payroll expense to reflect compensation for services performed.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses were recorded for three months ended March 31, 2025 and 2024.

Revenue and Cost Recognition and Accounts Receivable

The Company’s revenue is primarily generated from the sale of food products. These sales contain a single performance obligation.  Revenue is recognized at a point in time and the Company recognizes revenue upon shipment of goods when ownership, risk, and rewards transfer to the customer. Certain of the Company’s contracts with customers include variable consideration consisting of payment discounts and promotions.  These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons, slotting fees and other trade activities. Provision for discounts and incentives are recorded in the same period in which the related revenues are recognized.  Gross revenues were approximately $7,225,000 and $8,484,000 for the three months ended March 31, 2025 and 2024, respectively.

Total payment discounts and promotions were approximately $379,000 and $589,000 resulting in net revenues of approximately $6,846,000 and $7,895,000 for the three months ended March 31, 2025 and 2024, respectively.

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

The Company incurred significant production training expenses for the three months ended March 31, 2025 and 2024 totaling approximately $201,000 and $482,000, due to PGF adding production capabilities during both periods. Such amounts are recorded in sales, general and administrative costs in the accompanying unaudited condensed consolidated statement of operations as these costs are not directly attributable to finished goods production.

The Company’s cost of goods sold represent materials, direct labor costs, and allocated overheads associated with the sale of finished goods to customers.

Advertising

Costs associated with advertising are expensed as incurred and are included in sales, general and administrative expenses. Advertising costs expensed for the three months ended March 31, 2025 and 2024 were approximately $566,000 and $1,526,000, respectively.

Research and Development Costs

Research and development costs have been expensed in the period incurred. Research and development costs consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, share-based compensation, scale-up expenses, depreciation and amortization expenses on research and development assets, and facility lease costs. Scale-up expenses include material waste costs, production personnel costs, and related expenses. Research and development efforts are focused on enhancements to our existing product formulations and production processes in addition to the development of new products. The Company expects to continue investing in research and development over time, as research and development and innovation are core elements of our business strategy, and the Company believes they represent a critical competitive advantage. The Company believes continued innovation will capture a larger share of consumers through additional revenue streams. Research and development expenses for the three months ended March 31, 2025 and 2024 were approximately $52,000 and $37,000, respectively, and are included in sales, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Borealis Foods Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

Business Development Costs

Business development expenses include all costs associated with directly growing and expanding a business segment, such as advertising, market research and training. These costs include staff salaries, travel expenses, and consulting expenses that the Company incurs while searching for new opportunities and maintaining current relationships. Business development expenses for the three months ended March 31, 2025 and 2024 were approximately $607,000 and $759,000, respectively. Business development expenses are included in sales, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

In April 2023, the Company entered into a multi-year agreement for a marketing representative to assist in the recipes for three co-branded private label ramen noodles as well to be utilized in marketing of the Company for the marketing representative’s name, image, likeness and voice. This agreement includes a service fee, an investment stake in the Company, and a royalty agreement on future co-branded sales. The service fee under this agreement is expensed on a straight-line basis under the terms of the contract. The marketing representative has a world-wide reputation within the gourmet food industry. We believe this agreement will assist us to increase our presence in the ramen noodle market.

Transaction Costs

On February 23, 2023, Legacy Borealis entered into a definitive business combination agreement with Oxus, which was consummated on February 7, 2024 and is described further in Note 1. In connection with this agreement, the Company has incurred transaction costs of approximately $0 and $1,506,000 for the three months ended March 31, 2025 and 2024, respectively. Transaction costs have been expensed as incurred and are included in sales, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Concentration of Risk

At times the Company maintains cash balances at financial institutions in excess of federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. The Company holds cash at well-known banks and does not believe that it is exposed to any significant credit risks on its cash.

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

Sales to four customers accounted for approximately 60% and sales to two customers accounted for approximately 58% of net revenues for March 31, 2025 and 2024, respectively. Accounts receivable from two and three customers amounted to approximately 35% and 37% of total accounts receivable as of March 31, 2025 and December 31, 2024, respectively. Substantially all of the Company’s sales for the three months ended March 31, 2025 and 2024 occurred in the United States, Canada, Central America, South America, and Europe.

Purchases from 10 vendors accounted for approximately 46% and 57% of purchases during the three months ended March 31, 2025 and 2024, respectively. Accounts payable to these vendors totaled approximately $2,678,000 and $1,880,000 as of March 31, 2025 and 2024, respectively.

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

The hierarchy is condensed into three levels based on the reliability of inputs as follows:

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

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

Fair Value Measurements (continued)

The Company does not have assets measured at fair value on a recurring basis. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

The carrying amounts reported in the unaudited condensed consolidated balance sheets for accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments.

There is no material difference between the carrying amounts and fair values of the Company’s debt obligations, notes payable, line of credit and convertible notes payable, as interest rates approximate current market rates for similar types of debt instruments (Level 2).

Disclosures about the fair value of financial instruments are based on pertinent information available to management as of March 31, 2025 and December 31, 2024. Although management is not aware of any factors that would significantly affect the reasonableness of the fair value amounts, such amounts were not comprehensively revalued for purposes of these unaudited condensed consolidated financial statements and current estimates of fair value may differ significantly from the amounts presented herein.

Stock Based Compensation

The Company accounts for its stock compensation arrangements at fair value in accordance with Accounting Standards Codification (“ASC”) 718 - Compensation - Stock Compensation. Compensation cost relating to share-based payment transactions is recognized in the Company’s unaudited condensed consolidated financial statements based on the estimated fair value of the instruments issued. The Company measures the cost of employees’ services in exchange for stock awards based on the grant-date fair value of the award using the Black Scholes model and recognizes the cost over the period the employee is required to provide services for the award, which is the vesting period. The Company accounts for forfeitures as they occur.

Warrants

Outstanding warrants were assumed at the Reverse Recapitalization. The fair value of the warrants was determined using the Monte Carlo analysis at the date of the transaction. The Company accounts for its Public and Private warrants as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification.

This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent year end date while the warrants are outstanding. It was determined at the date of completion of the Reverse Capitalization that there were no changes to the classes or language that would impact the original assessment that the warrants should be classified as equity.

Borealis Foods Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in sales, general and administrative expense in the unaudited condensed consolidated statements of operations.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance transparency into income tax disclosures. The amendments require annual disclosure of certain information relating to the rate reconciliation, income taxes paid by jurisdiction, income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The amendments also eliminate certain requirements relating to unrecognized tax benefits and certain deferred tax disclosure relating to subsidiaries and corporate joint ventures. The ASU is effective for years beginning after December 15, 2024, and interim periods within years beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures which requires entities to (i) disclose amounts of (a) purchase of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities, (ii) include certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosures as other disaggregation requirements, (iii) disclose a qualitative description of the amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, and (iv) disclose the total amount of selling expenses, in annual reporting periods, an entity’s definition of selling expense. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating ASU 2024-03 to determine the impact it may have on its condensed consolidated financial statements.

2. Inventories, net

Inventories were as follows:

	March 31, 2025	December 31, 2024
Raw materials	$6,101,780	$6,712,529
Finished goods	2,415,373	2,225,813
Reserve for obsolete inventory	(765,759)	(892,083)
	$7,751,394	$8,046,259

Borealis Foods Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

3. Property, Plant and Equipment, net

Property, plant and equipment were as follows:

	March 31, 2025	December 31, 2024
Building and improvements	$10,110,188	$10,110,188
Furniture, fixtures and equipment	48,512,919	48,517,228
Construction in progress	899,758	879,220
	59,522,865	59,506,636
Less: accumulated depreciation	(14,250,865)	(13,770,310)
	$45,272,000	$45,736,326

Depreciation and amortization expense recorded in the three months ended March 31, 2025 and 2024 was approximately $481,000 and $994,000, respectively, which is included as a component of cost of goods sold.

4. Debt

In 2022, the Company issued $20,000,000 of convertible notes payable that, after an extension was negotiated, had a stated maturity of February 2024 (unless converted) and bore interest at 10% annually. On or before the earlier of the maturity date or a “qualified financing event”, as defined in the note agreements, the outstanding principal and interest were convertible, at the option of the holder, into common shares of the Company. The notes and accrued interest were converted into 2,189,997 common shares with the consummation of the Reverse Recapitalization with Oxus.

In 2022, the Company issued $4,800,000 in convertible notes payable. During 2023, $4,500,000 of the notes matured without conversion and were repaid by the Company. The remaining $300,000 of convertible notes payable bore interest at 10% annually and, after an extension was negotiated, had a state maturity of February 2024 (unless converted). The outstanding principal and interest under the remaining convertible notes were convertible, at the option of the holder, into the same equity as issued upon the Company’s issuance of preferred or common shares of at least $10,000,000. The notes and accrued interest thereon were converted into 40,544 common shares with the consummation of the Reverse Recapitalization with Oxus.

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

During 2023, the Company entered into a $25,000,000 financing agreement with a maturity date in August 2026. Under this agreement, the Company has a $15,000,000 term facility which was used to pay off its then existing line of credit. In March 2024, the Company entered into an amendment that extended the date of the first principal payment to March 2025. In February 2025, a second amendment was executed that extended the first principal payment date to September 2025. Under the amendment, payments of $83,000 are due monthly beginning in September 2025 with a lump sum payment of $14,083,000 due at maturity. Interest accrues at the prime rate plus an applicable margin of 4.75% per annum and is payable monthly. The financing agreement is secured by a collateral package that includes substantially all of the assets of PGF, PGF RE I, and PGF RE II.

Amortization expense of approximately $76,000 and $77,000 was recorded on the capitalized loan fees for the three months ended March 31, 2025 and 2024, respectively.

In addition to the term facility, the Company obtained a $10,000,000 line of credit to fund working capital needs in support of its growth strategy. Interest accrues at the prime rate plus the applicable margin of 4.50%. Interest is due and payable monthly beginning in September 2023. The line of credit includes an unused line fee of 0.25% per annum beginning on closing date through six months and increases to 0.50% per annum thereafter. As of March 31, 2025 and December 31, 2024 the line of credit had $7,600,000 drawn upon it.

Borealis Foods Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

4. Debt (continued)

In the period leading up to the Reverse Recapitalization, significant transaction costs were incurred by both parties. In total, three notes payable of $5,433,713 were issued for the transaction debt. Details for the notes are as follows:

Note 1 – Incurred by Borealis. The related expenses were recognized as incurred by Borealis and the trade payable was subsequently reclassified to notes payable. Note 1 was issued in the original principal amount of $2,138,838. The note has been extended with a maturity date in July 2025, and bears interest at 10% per annum.

Note 2 – Incurred by Borealis. The related expenses were recognized as incurred by Borealis and the trade payable was subsequently reclassified to notes payable. Note 2 was issued in the original principal amount of $1,314,875. The note has been extended with a maturity date in July 2025, and bears interest at 10% per annum.

Note 3 – Incurred by Oxus. The related expenses were recognized by Oxus and resulted in a reduction of contributed equity at the Reverse Recapitalization. Note 3 was issued in the original principal amount of $1,980,000. The note has been extended with a maturity date in June 2025, and bears interest at 8% per annum.

Debt balances outstanding as of March 31, 2025 are due as follows: $5,767,000 in 2025 and $25,267,000 in 2026; $0 in 2027; and $0 in 2028.

5. Income Taxes

The Company accounts for income taxes using the liability method. Deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax basis of the respective assets and liabilities, using enacted tax rates in effect for the years when the differences are expected to reverse. Borealis is taxed under Canadian tax laws at a rate of 26.5%. Borealis does not file a consolidated tax return. PGF, PGF RE I, and PGF RE II (the “United States subsidiaries”) are taxed as C corporations, with a statutory rate of 21%. The total income tax provision (benefit) expense recorded for the three months ended March 31, 2025 and 2024 was $0, respectively, on a consolidated pre-tax book loss of approximately $4,188,000 and $8,432,000 in the three months ended March 31, 2025 and 2024, respectively.

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

Borealis Foods Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

5. Income Taxes (continued)

Transactions for which tax deductibility or the timing of tax deductibility is uncertain are analyzed by management based on their technical characteristics. The Company recognizes accrued interest and penalties, if any, related to uncertain tax positions in income tax expense. Management has determined that the Company does not have any uncertain tax positions or associated unrecognized tax benefits that materially impact the unaudited condensed consolidated financial statements or related disclosures. As a result, at March 31, 2025, and 2024, the Company did not have a liability for unrecognized tax benefits, interest or penalties under United States or Canadian tax law. The Company paid no penalties during the three month period ending March 31, 2025. The Company files income tax returns in the Canadian and U.S. federal jurisdictions, and in South Carolina. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2021. There are no tax examinations currently in progress.

6. Contingencies

From time to time, the Company is involved in legal proceedings in the normal course of business. Management does not believe that the final resolution of any such legal proceedings will have a material effect on the consolidated financial position or results of operations of the Company.

7. Warrants

The following represents a summary of warrants outstanding and exercisable as of March 31, 2025 and December 31, 2024:

Description	Issue Date	Classification Exercise	Price	Expiration Date	Outstanding Shares	Exercisable Shares
Private Placement Warrants	9/13/21	Equity	$11.50	2/7/29	9,300,000	9,300,000
Public Warrants	9/13/21	Equity	$11.50	2/7/29	17,250,000	17,250,000
					26,550,000	26,550,000

Following the closing of the Reverse Recapitalization, Borealis has the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of Common Shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 days within a 30 trading day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which Borealis gives proper notice of such redemption and provided certain other conditions are met.

The public warrants are identical to the private placement warrants in material terms and provisions due to the expiration of the transfer of the private placement warrants 30 days after the completion of the Reverse Recapitalization.

Borealis Foods Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

8. Stock Option Plan

During 2022, the Company created a stock option plan (the “Plan”) that provides for the granting of options to certain employees for the purchase of the Company’s common shares. The Plan provides for the grant of stock options for eligible employees as determined by the Board of Directors and does not guarantee employment rights. During the three months ended March 31, 2025 and 2024, the Company granted options to purchase 0 and 333,574 shares, respectively, of the Company’s common shares at an exercise price of $0.0001 per share. The weighted-average grant date fair values of options granted was $0.60 per share.

The fair values of the stock-based awards granted were calculated with the following assumptions:

Risk-free interest rate	3.81%
Expected term (years)	5-10
Expected volatility	80.00%
Dividend yield	0.00%

For the three months ended March 31, 2025 and 2024, the Company recorded approximately $0 and $1,273,000, respectively, of stock-based compensation expense under this plan. On February 7, 2024, as a result of the Reverse Recapitalization (Note 1), 4,000,000 stock options were exercised and converted at an exchange ratio of 0.0661 into 264,400 shares of common stock. This stock option plan was closed upon the business combination and a new equity incentive plan was approved and implemented as of February 7, 2024.

Stock option activity for the three months ended March 31, 2024 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life(Years)
Options outstanding at December 31, 2023	3,666,426	0.0001	8.10
Granted	333,574	0.0001	8.10
Exercised	(4,000,000)	0.0001	—
Expired or forfeited	—	—	—

Options outstanding at March 31, 2024	—	—	—

For the three months ended March 31, 2025, the Company issued 16,916 restricted stock units under the new equity incentive plan, that vest over a three-to-six-month period. The Company recognized approximately $58,000 of stock compensation related to such restricted stock units and 2,962 of such units were exercised during the three months ended March 31, 2025.

Borealis Foods Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

9. Earnings per share

Basic earnings or loss per share is based on the weighted average number of common shares outstanding for the period. For the purposes of calculating diluted earnings per share, the number of shares outstanding has been adjusted for the dilutive effects of warrants.

Basic (loss) per share calculation	For Three Months Ended
	March 31, 2025	March 31, 2024

Net (loss) available to common shareholders	$(4,187,588)	$(8,431,622)
Weighted average common shares outstanding (basic)	21,379,347	17,079,576
Basis (loss) per share from net loss	$(0.20)	$(0.49)

Diluted (loss) per share calculation
Net (loss) available to common shareholders	$(4,187,588)	$(8,431,622)
Weighted average common shares outstanding (basic)	21,379,347	17,079,576
Warrants	—	—
Weighted average common shares outstanding (diluted)	21,379,347	17,079,576
Diluted (loss) per share from net loss *	$(0.20)	$(0.49)

*	In periods where the Company has incurred a net loss, diluted earnings per share is based on the number of common shares issued and outstanding as including the effects of warrants would be anti-dilutive.

10. Segment Reporting

The Company has a single reportable segment focused around the sale of similar products. This reportable segment derives revenues from the manufacture and sale of high quality, affordable and nutritious ready to eat meals.

The Company’s chief operating decision-maker (the “CODM”), who is the chief executive officer, assesses performance for the reportable segment and decides how to allocate resources using net income (loss) as the primary measure of profitability. The CODM is not regularly provided with specific segment expenses, but focuses on revenue, gross profit, and net income (loss). Expense information, including cost of sales can be easily computed from the provided information. These segment (and consolidated) measures of profitability are shown in the unaudited condensed consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets.

11. Subsequent Events

The Company evaluated events and transactions after March 31, 2025 through May 20, 2025, the date the unaudited condensed consolidated financial statements were issued, for subsequent events requiring disclosure in these unaudited condensed consolidated financial statements.

Subsequent to March 31, 2025, the Chairman and Chief Executive Officer advanced funds to the Company in the amounts of $1,500,000 and $200,000, respectively. In addition, the Chief Executive Officer deferred approximately $69,000 in compensation through May 20, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the interim unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report, and our audited consolidated financial statements and related notes in our Annual Report filed on Form 10-K for the year ended December 31, 2024 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on April 15, 2025.

The following discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, those set forth under Item 1.A., “Risk Factors,” included in Part I of the Annual Report.

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

The Company continued to execute a strategic repositioning of its revenue base and customer portfolio in 2025, with an emphasis on gross margin expansion and operational efficiency. While total revenue declined compared to the prior year, gross profit turned positive, reflecting improved pricing dynamics, a more favorable product mix, and a deliberate move away from low-margin, high-volume retail partnerships.

The Reverse Recapitalization

On February 23, 2023, Borealis Foods Inc., a corporation incorporated under the laws of Canada (“Legacy Borealis”), entered into a Business Combination Agreement (as amended, amended and restated, supplemented, or otherwise modified from time to time, the “Business Combination Agreement”) with Oxus Acquisition Corp. (“Oxus”) and 1000397116 Ontario Inc., an Ontario corporation and a wholly owned subsidiary of Oxus (“Newco”). On February 7, 2024, Legacy Borealis, Oxus, and Newco consummated the transactions (collectively, the “Reverse Recapitalization”) contemplated by the Business Combination Agreement by means of a statutory arrangement under the Canada Business Corporations Act and the Business Corporations Act (Ontario), implemented in accordance with the terms and conditions set forth in the Business Combination Agreement and the related plan of arrangement (as amended, amended and restated, supplemented, or otherwise modified from time to time, the “Plan of Arrangement”) following the approval at an extraordinary general meeting of the shareholders of Oxus held on February 2, 2024.

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

Unless otherwise indicated, references to the “Company,” “our,” “us” or “we” in this Item 2 refer to Oxus Acquisition Corp., or Oxus, before the consummation of the Transaction. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Oxus Capital Pte. Ltd. The term “New Borealis” refers to Borealis Foods Inc. after the consummation of the Business Combination.

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

Basis of Presentation

Borealis Foods’ unaudited condensed consolidated financial statements were prepared in accordance with U.S. GAAP. See Note 1 to our unaudited condensed consolidated financial statements for a full description of our basis of presentation.

Results of Operations

The following sets forth a summary of our results of operations for the presented months ($ in thousands):

Comparison of the Three Months Ended March 31, 2025 and 2024

	2025 (Unaudited)		2024 (Unaudited)		2025 vs 2024 Variance
	$	% of Revenues, net	$	% of Revenues, net	$	% of Prior Period
Revenues
Gross sales	$7,225		$8,484		$(1,259)
Sales discounts & allowances	(379)	(6)%	(589)	(7)%	210	1%
Revenue, net	6,846		7,895		(1,049)
Cost of goods sold	5,465	80%	6,648	84%	(1,183)	(4)%
Depreciation	481	7%	1,005	13%	(524)	(6)%
Total cost of goods sold	5,946	87%	7,653	97%	(1,707)	(10)%
Gross profit (loss)	900	13%	242	3%	658	10%
Sales & marketing	566	8%	1,526	19%	(960)	(11)%
Business development	607	9%	759	10%	(152)	(1)%
Training	201	3%	482	6%	(280)	(3)%
General & administrative expenses	2,442	36%	4,449	56%	(2,007)	(20)%
Total sales, general & administrative expenses	3,817	56%	7,216	91%	(3,399)	(35)%
Loss from operations	(2,917)	(43)%	(6,974)	(88)%	4,057	45%
Total other expense	(1,270)	(19)%	(1,459)	(18)%	189	(1)%
Loss before income taxes	(4,187)	(61)%	(8,433)	(107)%	4,246	46%
Income tax benefit		0%		0%		0%
Net loss	$(4,187)	(61)%	$(8,433)	(107)%	$4,246	46%

Other financial Data:
Adjusted EBITDA	$(557)	(8)%	$(387)	(5)%	$(170)	(3)%

Adjusted EBITDA is a non-GAAP financial metric. See “How we Evaluate Our Operations” below for an explanation of the terms EBITDA and Adjusted EBITDA and a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

Revenue and Customer Trends

For the quarter ended March 31, 2025, the Company reported net revenue was $6.8 million, representing a 14% decline from $7.9 million in the prior year period. This decline reflects the ongoing impact of SKU rationalization efforts and the strategic pullback from low-margin mass retail accounts initiated in 2024.

Revenue and Customer Trends (continued)

Despite lower top-line revenue, gross profit improved significantly to $0.9 million compared to $0.2 million in the first quarter of 2024, driven by stronger product and customer mix and improved cost controls.

Gross margin, excluding depreciation, a non-GAAP measurement, improved to 20% in the first quarter of 2025 (calculated as $0.9 million + $0.48 million / $6.85 million), compared to 16% in the prior-year quarter, illustrating the successful pivot to higher-margin branded products and institutional accounts.

The Company continued to diversify its customer base in the first quarter of 2025.

●	Revenue concentration from a previously dominant retail partner was reduced substantially.

●	A major institutional customer became a significant contributor, generating $2.0 million in its first full quarter.

●	Two additional institutional clients expanded their volume, contributing $1.95 million and $0.30 million, respectively.

●	A prominent global brand was launched as a new customer, representing early traction in the premium retail segment.

These results reflect the Company’s strategic focus on food service and institutional markets, which provide improved pricing power and margin stability.

Product Mix and Margin Enhancement

The Chef Woo High Protein Ramen brand continued to lead the Company’s branded portfolio, generating $1.66 million in the first quarter of 2025, accounting for approximately 24% of total sales. While this was down from its peak in the third quarter of 2024, Chef Woo remains central to the Company’s growth strategy. Ramen Express Flats, which had previously been a Walmart-focused product, demonstrated strong growth to $1.96 million, reflecting renewed demand in institutional channels.

The continued shift toward Chef Woo, Gordon Ramsay Cups, and food service SKUs has allowed the Company to sustain margin improvements. Key drivers of margin expansion in the quarter included:

●	An increase in institutional and branded sales mix

●	Elimination of discount - driven mass retail exposure

●	Lower freight and promotional costs relative to prior quarters

Gross margin excluding depreciation (net gross margin, a non-GAAP measure) was 20% in the first quarter of 2025, compared to 16% in the first quarter of 2024, reflecting operational discipline and improved leverage on fixed production costs.

Operating Expenses and SG&A Trends

Total SG&A expenses declined 47% year-over-year to $3.82 million in the first quarter of 2025. This reduction reflects the conclusion of non-recurring professional fees and scaled-back marketing expenditures.

●	Completion of non-recurring professional services

●	Lower marketing and promotional spending

●	Reduced training costs, which fell to $0.2 million as institutional customers onboarding processes became more efficient

Operating Expenses and SG&A Trends (continued)

Adjusted EBITDA non-GAAP measure decreased slightly to $(0.6) million from $(0.4) million in the first quarter of 2024, a negative $0.2 million. This decrease is attributed to management’s cost reduction strategy within sales, marketing, and general and administrative costs.

Liquidity and Capital Resources

As of March 31, 2025, liquidity constraints continued to pose challenges, but operating improvements have begun to stabilize working capital requirements. Reduced SG&A expenditures, narrowing losses, and a more favorable product mix are expected to support improving cash conversion.

The Company did not raise external capital in the first quarter of 2025. The Chairman and Chief Executive Officer advanced funds to the Company in the amounts of $700,000 and $385,000, respectively, in the three months ended March 31, 2025. If we cannot obtain adequate additional financing, among other things, we may have to substantially curtail or limit our research, marketing, production or distribution activities, sell assets of the Company or seek protection from creditors under bankruptcy laws, which could materially and adversely affect our business plan. The Company remains focused on cash preservation. Inventory levels are being managed conservatively to align with committed demand from large institutional accounts. With increased contribution from high-volume, predictable food service channels, management anticipates improved cash flows and working capital efficiency through the remainder of 2025.

Cash Flows

The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating Activities	$(1,373)	$(6,769)
Investing Activities	(26)	(487)
Financing Activities	938	7,852

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $1.37 million, primarily driven by the net loss of $4.19 million, adjusted for non-cash charges of $0.48 million for depreciation and amortization, and $0.06 million for stock-based compensation. This represents an improvement from the $6.77 million used in the same period of 2024, as Borealis benefited from enhanced gross profit due to the performance of high-margin products like Chef Woo and Woodles, which partially offset operational expenses.

Investing Activities

Net cash used in investing activities was $0.03 million for the three months ended March 31, 2025, primarily attributable to purchases of property and equipment to support production scale and efficiency improvements. This decrease from $0.49 million in 2024 aligns with our focused approach to capital expenditures, particularly as the Company seeks to improve asset utilization and operational efficiencies without significant expansion of its production line.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2025, was $0.94 million, financing was driven by advances from related parties. In comparison, net cash provided by financing activities in the three months ended, was $7.85 million, and largely attributable to borrowings on the line of credit and proceeds from convertible debt. The financing activities in 2025 primarily support working capital needs and strategic investments in growth initiatives.

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

Future Capital Requirements and Liquidity

We need additional capital to meet our funding requirements through fiscal year 2025, particularly to support our expansion into the premium retail segment with a prominent global brand. As of March 31, 2025, we had cash-on-hand of $0.19 million and negative working capital of $25.30 million. Our current business plan has mitigated some capital expenditure requirements, as operational efficiencies in existing production lines have reduced the need for immediate expansion. We are actively exploring additional financing options to strengthen liquidity; however, there can be no assurance that such funding will be available on favorable terms or at all. If we cannot obtain adequate additional financing, among other things, we may have to substantially curtail or limit our research, marketing, production or distribution activities, sell assets of the Company or seek protection from creditors under bankruptcy laws, which could materially and adversely affect our business plan. Inadequate financial resources could also continue to raise substantial doubt about our ability to continue as a going concern.

Going Concern

Management has identified recurring losses and negative cash flows from operations as factors raising substantial doubt about our ability to continue as a going concern. We are focused on executing our strategic initiatives to drive revenue growth, manage expenses, and secure additional financing to address these risks. The unaudited condensed consolidated financial statements have been prepared under the assumption of ongoing operations, as we seek to navigate these challenges and achieve financial stability. Substantial doubt continues to exit about the ability of the Company to continue as a going concern within one year from May 20, 2025.

Going Concern (continued)

Management has implemented several strategic and operational initiatives aimed at improving liquidity and financial performance. For the three months ended March 31, 2025, the Company significantly reduced sales, general, and administrative expenses by 47% year-over-year, driven by the conclusion of one-time transaction-related costs and a disciplined reduction in discretionary spending. Gross margin, excluding depreciation, a non-GAAP measurement, improved to 20% from 16% in the prior year period, reflecting a shift toward higher-margin branded and institutional sales.

The Company has not raised external capital in the first quarter of 2025 but is actively evaluating financing alternatives, including debt and equity issuances, to support ongoing operations and strengthen the balance sheet.

Management is also aligning inventory and production levels with committed demand from stable institutional customers, which is expected to enhance working capital efficiency and cash flow conversion through the remainder of the year. However, there can be no assurance that such funding will be available on favorable terms or at all. If we cannot obtain adequate additional financing, among other things, we may have to substantially curtail or limit our research, marketing, production or distribution activities, sell assets of the Company or seek protection from creditors under bankruptcy laws, which could materially and adversely affect our business plan. Inadequate financial resources could also continue to raise substantial doubt about our ability to continue as a going concern.

Contractual Obligations and Commitments

The following table summarizes our non-cancellable contractual obligations and other commitments as of March 31, 2025, and the effects that such obligations are expected to have on our liquidity and cash flow for future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual obligations and other commitments *	$61,763	$35,869	$25,894	$—	$—

(*)	Includes operating lease liabilities for certain of our offices and facilities, accounts payable, and accrued expenses including related party notes.

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

Off-Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.

Warrants

The following represents a summary of warrants outstanding and exercisable on March 31, 2025 and December 31, 2024:

Description	Issue Date	Classification Exercise	Price	Expiration Date	Outstanding Shares	Exercisable Shares
Private Placement Warrants	9/13/21	Equity	$11.50	2/7/29	9,300,000	9,300,000
Public Warrants	9/13/21	Equity	$11.50	2/7/29	17,250,000	17,250,000
					26,550,000	26,550,000

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

The public warrants are identical to the private placement warrants in material terms and provisions due to the expiration on the transfer of, the private placement warrants 30 days after the completion of the Reverse Recapitalization.

Emerging Growth Company Status

Section 102(b)(1) of the Jumpstart Our Business Startups Act (the “JOBS Act”) exempts “emerging growth companies” (as defined in Section 2(a) of the Securities Act) from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to not take advantage of the extended transition period is irrevocable. Oxus was an emerging growth company and elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the consummation of the Reverse Recapitalization, Borealis Foods expects to continue taking advantage of the benefits of the extended transition period, although it may decide to early adopt new or revised accounting standards to the extent permitted by such standards and relevant laws and regulations. This may make it difficult or impossible to compare Borealis Foods’ financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

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

We view EBITDA as an important indicator of performance. We define EBITDA as net income/(loss) plus net interest expense, income taxes, depreciation, and amortization. We define Adjusted EBITDA as EBITDA further adjusted for any foreign exchange gains/(losses), share-based compensation expense and non-recurring items if identified. EBITDA and Adjusted EBITDA are supplemental measures utilized by our management and other users of our financial statements such as investors, research analysts and others, to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis. Adjusted EBITDA is a key performance measure that our management uses to assess the Company’s operating performance. We facilitate internal comparisons of our operating performance on a more consistent basis. We use these performance measures for business planning purposes and forecasting. We believe that EBITDA and Adjusted EBITDA enhances an investor’s understanding of our financial performance as they are useful in assessing our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business.

Adjusted EBITDA (continued)

For the three months ended March 31, 2025, “Adjusted EBITDA,” a non-GAAP measure, is defined as net income attributable to us before (1) depreciation and amortization, of $0.5 million, (2) interest expense, of $1.3 million, (3) new product launch of $0.6 million, (4) training, of $0.2 million, (5) deferred stock compensation $0.1 million, (6) business transaction costs, of $0.5 million, and (7) business development and other extraordinary charges, of $0.6 million. Management and our Board of Directors use this non-GAAP measure for purposes of evaluating our performance. Furthermore, the Compensation Committee of our Board of Directors uses such measure to evaluate management’s performance. We, therefore, believe that the use of this non-GAAP measure provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. As noted above, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

For the three months ended March 31, 2024, “Adjusted EBITDA,” a non-GAAP measure, is defined as net income attributable to us before (1) income taxes, (2) interest expense, of $1.5 million, (3) depreciation and amortization, of $1.0 million, (4) other non-operating items, net, of $1.5 million, (5) training, of $0.5 million, (6) deferred stock compensation, of $1.3 million (7) M&A due diligence costs, of $1.5 million, (8) new product launch of $0.8 million. Management and our Board of Directors use this non-GAAP measure for purposes of evaluating our performance. Furthermore, the Compensation Committee of our Board of Directors uses such measure to evaluate management’s performance. We, therefore, believe that the use of this non-GAAP measure provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. As noted above, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

Recent Accounting Pronouncements

See Note 1 to Borealis Foods’ unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for information about recent accounting pronouncements, the timing of their adoption, and Borealis Foods’ assessment, if any, of their potential impact on Borealis Foods’ financial condition and results of operations.

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

Sales to four customers accounted for approximately 60% and sales to two customers accounted for approximately 58% of net revenues for the three months ended March 31, 2025 and 2024, respectively. Accounts receivable from two and three customers amounted to approximately 35% and 37% of total accounts receivable as of March 31, 2025 and December 31, 2024, respectively. Substantially all of the Company’s sales for the three months ended March 31, 2025 and 2024 occurred in the United States, Canada, Central America, South America, and Europe.

Purchases from 10 vendors accounted for approximately 46% and 57% of purchases during the three months ended March 31, 2025 and 2024, respectively. Accounts payable to these vendors totaled approximately $2,678,000 and $1,880,000 as of March 31, 2025 and 2024, respectively.

Foreign Currency Risk

Our customers are primarily located in the United States, Central America, South America, Europe, and Canada; therefore, foreign exchange risk exposures arise from transactions denominated in currencies other than our functional and reporting currency (U.S. dollars). To date, a majority of our sales have been denominated in U.S. dollars and a significant portion of our operating expenses are denominated in Canadian dollars. We also purchase certain of our key manufacturing inputs in Euros. As we expand our presence in international markets, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements to minimize the impact of these fluctuations in the exchange rates. We will periodically reassess our approach to manage our risk relating to fluctuations in currency rates.

We do not believe that foreign currency risk had a material effect on our business, financial condition, or results of operations during the periods presented.

Inflation Risk

We do not believe that inflation had a significant impact on our results of operations for any periods presented in our unaudited condensed consolidated financial statements. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with product price increases, and our inability or failure to do so could harm our business, financial condition, and results of operations.

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

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our unaudited condensed consolidated financial statements for external purposes in accordance with U.S. GAAP.

Internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or overriding of controls. Because of the inherent limitations, only reasonable assurance with respect to financial statement preparation and presentation can be provided and misstatements may not be prevented or detected. Management evaluated the design and effectiveness of the Company’s internal control over financial reporting as of March 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework 2013. Based on its evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2025 due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Consistent with December 31, 2024, the Company did not effectively design, implement and operate effective process-level control activities related to inventory management.

Evaluation of Disclosure Controls and Procedures (continued)

As a result of these deficiencies, material misstatements were identified and corrected in the consolidated financial statements as of and for the year ended December 31, 2024. Because there is a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiencies represent material weaknesses in our internal control over financial reporting and our internal controls over financial reporting was not effective as of March 31, 2025. However, we have been in the process of remediating the internal control integrated framework in order to address this weakness.

Our Chief Executive Officer and Chief Financial Officer have taken additional steps to support that the unaudited condensed consolidated financial statements as of and for the three-month period ended March 31, 2025 are presented fairly in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a–15(f) and 15d-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Subsequent to the year ended December 31, 2024, and under the direction of our Chief Executive Officer and Chief Financial Officer, we have been developing and implementing a comprehensive plan to remediate the identified material weaknesses. We began implementing certain measures as part of the remediation plan including: (i) development of a detailed plan addressing the material weaknesses related to the control environment, risk assessment and monitoring, (ii) institution of policies and processes to support the functioning of internal controls over financial reporting, (iii) design and implementation of a comprehensive risk assessment process, (iv) installation of new ERP system (v) hiring/outsourcing of individuals with appropriate skills and experience.

The material weaknesses being addressed by the above-mentioned remediation plan will not be considered remediated until the applicable controls operate for a sufficient period of time, and management concludes, through testing, that these controls are operating effectively. This has not occurred to date.

Although we have commenced the remediation process and intend to complete it as promptly as possible, we cannot estimate how long it will take to remediate these material weaknesses. In addition, new material weaknesses may be discovered that require additional time and resources to remediate. Until the remediation is complete, we plan to continue to perform additional analyses and other procedures to ensure that our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP.

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

Item 1A. Risk Factors

Our risk factors are disclosed in Part I, Item 1A of our Annual Report on Form 10-K, filed with the SEC on April 15, 2025. There have been no material changes during the three months ended March 31, 2025 from or updates to the risk factors discussed in Part I, Item 1A, Risk Factors, of our Annual Report, except as set forth below.

The risk factor titled “Our potential insolvency, inability to pay our debt or bankruptcy would have a material adverse effect on our business, financial condition, results of operations, cash flow, cash available for distribution as well as our ability to service our debt obligations, and could result in our inability to continue as a going concern” is amended and restated as follows:

Our potential insolvency, inability to pay our debt or bankruptcy would have a material adverse effect on our business, financial condition, results of operations, cash flow, cash available for distribution as well as our ability to service our debt obligations, and could result in our inability to continue as a going concern.

If we were to default on our debt obligations, it would likely cause a significant or complete reduction in the operating cash flow generated by our product sales. As of the three months ended March 31, 2025 the amount we owe on outstanding Notes exceed the amount of cash on hand and consequently, unless we are able to raise funds to pay off the Notes, generate sufficient cash to pay off the Notes or extend and amend the maturity dates the Company is at substantial risk that the noteholders could assert rights against the Company. There can be no assurance that we would be able to avoid insolvency or to make timely payments on our debt or payments to our suppliers. If we were to default, we may incur substantial costs, that could have a severe adverse effect on our business, financial condition, results of operations and cash flow, and we might take actions to respond to any default including the curtailment or reduction in operations, the sale of assets of the Company, or seeking protection from creditors under bankruptcy or insolvency laws.

The risk factor titled “We have a limited operating history which makes it difficult to evaluate our business and prospects” is amended and restated as follows:

We have a limited operating history which makes it difficult to evaluate our business and prospects.

We have a limited operating history, which makes it difficult to evaluate our business and prospects to forecast our future results. We were founded in 2019. Although we have experienced substantial revenue growth on an annual basis, we have incurred losses since inception. As of March 31, 2025, we had cash-on-hand of $0.19 million and a negative working capital of $25.30 million USD. We are actively exploring additional financing options to strengthen liquidity; however, there can be no assurance that such funding will be available on favorable terms or at all. There can be no assurance that revenue growth will continue in the future. In addition, we may experience substantial fluctuations in operating results in the future caused by various factors, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act. We did not purchase any common shares during the period covered by this Quarterly Report under the Borealis stock buyback program as previously reported by Borealis in its Current Report on Form 8-K filed with the SEC on June 6, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
4.1	Form of Promissory Note (incorporated by reference to Exhibit 10.1 to Borealis Foods, Inc. Form 8-K, filed with the SEC on May 20, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13A-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13A-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 20, 2025

	By:	/s/ Reza Soltanzadeh
Reza Soltanzadeh
Chief Executive Officer & Director

Date: May 20, 2025	-and-

	By:	/s/ Stephen Wegrzyn
Stephen Wegrzyn
Chief Financial Officer