Form 10-K/A
period 2024-12-31
Borealis Foods Inc.
filed 2025-06-18
CIK 1852973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends Borealis Foods Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2025 (the “Original Form 10-K”), as amended on April 30, 2025 by Amendment No.1 (the “Amendment No. 1”). This Amendment is being filed for the purpose of amending the beneficial ownership table contained in Part III, Item 12 to revise the beneficial ownership information and footnotes for All directors and executive officers as a group and Oxus Capital PTE. LTD. that were inadvertently excluded or miscalculated due to an unintentional error. Accordingly, this Form10-K/A consists only of the facing page, this explanatory note, Item 12, Item 15, and signature pages to Form 10-K. Capitalized terms not otherwise defined in Part III of the Amendment shall have the same meanings assigned to those terms in Parts I and Part II of the Original Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Additionally, because this Amendment does not include financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as set forth in this Amendment, this Amendment does not amend or otherwise update any other information in the Original Form 10-K or Amendment No. 1. Other than the information specifically amended and restated herein, this Amendment does not reflect events occurring after April 15, 2025, the date of the Amendment No. 1, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and Amendment No. 1 and with our filings with the SEC after the Original Filing.

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

The following table illustrates varying beneficial ownership levels in Borealis Foods with the percentage of outstanding shares based on Common Shares as of April 15, 2025:

Name and Address of Beneficial Owner	Number of shares	% of Total Voting Power
Directors and Named Executive Officers of Borealis(1)
Reza Soltanzadeh(2)	3,660,452	17.121%
Barthelemy Helg(3)	3,205,556	14.994%
Stephen Wegrzyn(4)	33,046	*
Pouneh Rahimi(5)	192,368	*
Matt Talle(6)	214,665	*
Henry Wong(7)	14,334	*
Kanat Mynzhanov(8)	250,000	*
Shiv Vikram Khemka(9)	50,000	*
Shukhrat Ibragimov(10)	3,224,880	15.084%
Steven Oyer(11)	2,000	*
Ertharin Cousin	—	—
All directors and executive officers as a group (11 individuals)	10,847,301	50.738%
Five or more Percent Holders
Reza Soltanzadeh(2)	3,660,452	17.121%
Oxus Capital Pte.(12)	13,772,119	46.140%
Belphar Ltd.(13)	2,848,955	13.326%
Barthelemy Helg(3)	3,205,556	14.994%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Borealis Foods Inc., 1540 Cornwall Road, Suite 104, Oakville, Ontario L6J 7W5.

(2)	Consists of (i) 3,532,505 Common Shares held by Zagros Alpine Capital ULC and (ii) 127,947 Common Shares held by Z Ventures Inc. Reza Soltanzadeh is the President of Zagros Alpine Capital ULC and Z Ventures Inc. and has sole voting and dispositive control over the shares held by Zagros Alpine Capital ULC and Z Ventures Inc.

(3)	Consists of 3,205,556 Common Shares.

(4)	Consists of 33,046 Common Shares.

(5)	Consists of 192,368 Common Shares held by Zagros Alpine Capital ULC. Ms. Rahimi does not have voting or dispositive control over the shares held by Zagros Alpine Capital ULC.

(6)	Consists of (i) 80,962 Common Shares and (ii) 133,703 Common Shares held by Zagros Alpine Capital ULC. Mr. Talle does not have voting or dispositive control over the shares held by Zagros Alpine Capital ULC.

(7)	Consists of 14,334 Common Shares.

(8)	Consists of 250,000 Common Shares.

(9)	Consists of 50,000 Common Shares.

(10)	Consists of (i) 2,848,955 Common Shares held by Belphar Ltd. and (ii) 375,925 Common Shares held by GSS Overseas LTD. Mr. Ibragimov is the sole shareholder of Belphar Ltd. and GSS Overseas LTD. and has sole voting and dispositive control over the shares of Belphar Ltd. and GSS Overseas LTD.

(11)	Consists of 2,000 Common Shares.

(12)	Consists of 5,302,477 Common Shares and 8,469,642 Common Shares underlying private placement warrants, which are exercisable to purchase a Common Share at $11.50 per share and held directly by Oxus Capital PTE. LTD. and indirectly by Mr. Kenges Rakishev, who is the controlling shareholder of Oxus Capital PTE. LTD.

(13)	Consists of 2,848,955 Common Shares. Mr. Ibragimov is the controlling shareholder.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements. The following consolidated financial statements and related documents are filed as part of this report: See Part II, Item 8 of the Original Form 10-K.

2.	Financial Statement Schedules. Schedules are omitted because they are not required or applicable, or the required information is included in the Financial Statements or related notes.

3.	Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this report.

Exhibit Number	Description
2.1*+	Business Combination Agreement, dated as of February 23, 2023, by and among Oxus Acquisition Corp., 1000397116 Ontario Inc., and Borealis Foods Inc. (incorporated by reference to Exhibit 2.1 to Oxus Acquisition Corp.’s Registration Statement on S-4, filed with the SEC on August 14, 2023).
2.2*+	Amendment No. 1 to the Business Combination Agreement, dated as of August 11, 2023, by and among Oxus Acquisition Corp., 1000397116 Ontario Inc., and Borealis Foods Inc. (incorporated by reference to Exhibit 2.2 to Oxus Acquisition Corp.’s Registration Statement on S-4/A, filed with the SEC on October 24, 2023).
2.3*+	Amendment No. 2 to the Business Combination Agreement, dated as of January 11, 2024, by and among Oxus Acquisition Corp., 1000397116 Ontario Inc., and Borealis Foods Inc. (included as Annex A to this proxy statement/prospectus) (incorporated by reference to Exhibit 2.3 to Oxus Acquisition Corp.’s Registration Statement on S-4/A, filed with the SEC on January 12, 2024).
2.4*+	Plan of Arrangement (Amended) (incorporated by reference on Exhibit 10.4 to Oxus Acquisition Corp.’s Registration Statement on S-4/A, filed with the SEC on October 24, 2023).
3.1*	Form of New Borealis By-Laws (incorporated by reference to Exhibit 10.9 to Oxus Acquisition Corp.’s Registration Statement on S-4, filed with the SEC on August 14, 2023).
3.2*	Form of Borealis Articles of Continuance (incorporated by reference to Exhibit 10.8 to Oxus Acquisition Corp.’s Registration Statement on S-4, filed with the SEC on August 14, 2023).
4.1*	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 Borealis Foods, Inc.’s Form 10-K, filed with the SEC on April 15, 2025).
10.1*+	Form of Shareholder Support Agreement, dated as of February 23, 2023, by and among Oxus Acquisition Corp. and certain shareholders of Borealis Foods Inc. (incorporated by reference to Exhibit 10.4 to Oxus Acquisition Corp.’s Registration Statement on S-4, filed with the SEC on August 14, 2023).
10.2*+	Sponsor Support Agreement, dated as of February 23, 2023, by and among Oxus Acquisition Corp., Oxus Capital Pte. Ltd and Borealis Foods Inc. (incorporated by reference to Exhibit 10.11 to Oxus Acquisition Corp.’s Registration Statement on S-4, filed with the SEC on August 14, 2023).
10.3*	Note Purchase Agreement, dated February 28, 2023, by and between Borealis Foods Inc. and Saule Algaziyeva (incorporated by reference to Exhibit 10.37 to Oxus Acquisition Corp.’s Registration Statement on S-4/A, filed with the SEC on October 24, 2023).
10.4*	Note Purchase Agreement, dated February 8, 2023, by and between Borealis Foods Inc. and Belphar Ltd. (incorporated by reference to Exhibit 10.38 to Oxus Acquisition Corp.’s Registration Statement on S-4/A, filed with the SEC on October 24, 2023).
10.5*	First Amendment to the Note Purchase Agreement, dated July 23, 2023 (incorporated by reference to Exhibit 10.41 to Oxus Acquisition Corp.’s Registration Statement on S-4/A, filed with the SEC on November 13, 2023).
10.6*	Note Purchase Agreement, dated November 15, 2023, by and between Borealis Foods Inc. and Aman Murat Baikdamuly (incorporated herein by reference to Exhibit 10.8 to Borealis Foods Inc.’s Form 8-K, filed with the SEC on February 13, 2024).
10.7*	Note Purchase Agreement, dated January 30, 2024, by and between Borealis Foods Inc. and GSS Overseas LTD. (incorporated herein by reference to Exhibit 10.9 to Borealis Foods Inc.’s Form 8-K, filed with the SEC on February 13, 2024).
10.8*	Second Amended and Restated Promissory Note, dated October 2, 2023 (incorporated by reference to Exhibit 10.40 to Oxus Acquisition Corp.’s Registration Statement on S-4/A, filed with the SEC on October 24, 2023).
10.9*	Third Amended and Restated Promissory Note, dated February 7, 2024 (incorporated herein by reference to Exhibit 10.11 to Borealis Foods Inc.’s Form 8-K, filed with the SEC on February 13, 2024).

10.10*	Form of Board Nomination Agreement, by and between Borealis Foods, Inc. and Belphar Ltd. (incorporated by reference to Exhibit 10.42 to Oxus Acquisition Corp.’s Registration Statement on S-4/A, filed with the SEC on January 5, 2024).
10.11*	Borealis Foods, Inc. Form of Equity Incentive Plan (incorporated by reference on Exhibit 3.4 of Borealis Foods, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 21, 2024).
14.1*	Borealis Foods Inc. Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Borealis Foods Inc.’s Form 8-K, filed with the SEC on February 13, 2024).
14.2*	Borealis Foods Inc. Executive Compensation Recovery Policy (incorporated herein by reference to Exhibit 97.0 to Borealis Foods Inc.’s Annual Report on Form 10-K, filed with the SEC on April 15, 2024).
16.1*	Letter from Marcum LLP to the SEC, dated February 13, 2024 (incorporated herein by reference to Exhibit 16.1 to Borealis Foods Inc.’s Form 8-K, filed with the SEC on February 13, 2024).
19.1*	Borealis Foods Inc. Insider Trading Policy.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13A-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 to Borealis Foods, Inc’s Form 10-K, filed with the SEC on April 15, 2025).
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13A-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 to Borealis Foods, Inc’s Form 10-K, filed with the SEC on April 15, 2025).
31.3	Certification of Principal Executive Officer Pursuant to Rules 13A-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Principal Financial Officer Pursuant to Rules 13A-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed.

+	Annexes, schedules, and exhibits to this Exhibit omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Borealis Foods Inc.

Date: June 18, 2025	By:	/s/ Stephen Wegrzyn
Stephen Wegrzyn
Chief Financial Office