Form 10-Q
period 2025-06-30
Borealis Foods Inc.
filed 2025-08-19
CIK 1852973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2025

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

As of Aug 19, 2025, 21,381,852 Common Shares of the registrant, no par value, were issued and outstanding.

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

i

Borealis Foods, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024 (Audited)
Assets
Current Assets
Cash	$206,579	$652,965
Accounts receivable, net of allowance for credit losses of $280,000 and $247,653 as of June 30, 2025 and December 31, 2024, respectively	2,319,901	1,965,748
Inventories, net	7,001,994	8,046,259
Prepaid expenses and other current assets	402,200	1,134,611
Total current assets	9,930,674	11,799,583

Property, plant and equipment, net	44,778,821	45,736,326
Intangible assets	351,009	319,307
Right - of-use asset, net	42,090	63,826
Goodwill	1,917,356	1,917,356
Other non-current assets	254,685	169,685
Total assets	$57,274,635	$60,006,083

Liabilities and Shareholders’ (deficit)
Current liabilities:
Accounts payable and accrued expenses	$13,990,784	$11,529,803
Due to related parties	18,854,580	7,825,792
Line of credit	-	-
Convertible notes payable, current portion	-	-
Notes payable, current portion, net of capitalized loan costs	5,956,085	5,456,934
Operating lease payable, current portion	44,008	55,116
Finance leases payable, current portion	578,082	538,845
Total current liabilities	39,423,539	25,406,490
Due to related parties, net of current portion	-	7,601,661
Line of credit	7,600,000	7,600,000
Convertible notes payable, net of current portion	3,000,000	3,000,000
Notes payable, net of current portion	14,132,682	14,478,051
Operating lease payable, net of current portion	-	12,015
Finance leases payable, net of current portion	829,247	1,143,829
Deferred tax liability	1,459,923	1,459,923
Total liabilities	66,445,391	60,701,969

Shareholders’ (deficit)
Common shares, no par value	-	-
Additional paid-in capital	90,409,532	90,096,688
Accumulated deficit	(99,580,288)	(90,792,574)
Total shareholders’ (deficit)	(9,170,756)	(695,886)
Total liabilities and shareholders’ (deficit)	$57,274,635	$60,006,083

See accompanying notes to the unaudited condensed consolidated financial statements.

Borealis Foods, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Gross sales	7,575,869	$5,476,476	$14,800,827	$13,960,497
Sales discounts & allowances	(387,600)	(151,196)	(766,888)	(739,784)
Revenue, net	7,188,269	5,325,280	14,033,939	13,220,713
Cost of goods sold	6,199,510	4,507,734	11,664,824	11,156,006
Raw materials	-	-	-	-
Labor and overhead	-	-	-	-
Depreciation and amortization	473,874	395,224	954,428	1,399,811
Total cost of goods sold	6,673,384	4,902,958	12,619,252	12,555,817
Gross profit	514,885	422,322	1,414,687	664,896
Sales & marketing	566,193	-	-	-
Business development	607,037	-	-	-
Training	192,500	404,813	393,750	886,397
General & administrative expenses	2,505,158	-	-	-
Total sales, general & administrative expenses	3,870,887	5,611,669	7,687,808	12,827,257
Loss from operations	(3,356,002)	(5,189,347)	(6,273,121)	(12,162,361)
Other income (expense):
Other income (expense)	-	-	-	-
Loss on disposal of assets	-	-	-	-
Gain (loss) on foreign exchange rates	(2,221)	4,506	(13,267)	6,133
Interest expense	(1,227,916)	(1,098,783)	(2,487,339)	(2,559,018)
Total other expense	(1,230,137)	(1,094,277)	(2,500,606)	(2,552,885)
Loss before income taxes	(4,586,139)	(6,283,624)	(8,773,727)	(14,715,246)
Income tax expense	(13,987)	(14,116)	(13,987)	(14,116)
Net loss	$(4,600,126)	$(6,297,740)	$(8,787,714)	$(14,729,362)
Loss per share from net loss
Basic	$(0.21)	$(0.29)	$(0.41)	$(0.77)
Diluted	$(0.21)	$(0.29)	$(0.41)	$(0.77)
Weighted average shares outstanding
Basic	21,407,493	21,378,890	21,393,420	19,229,233
Diluted	21,407,493	21,378,890	21,393,420	19,229,233

See accompanying notes to the unaudited condensed consolidated financial statements.

Borealis Foods, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Six Months Ended June 30, 2025 and 2024

	Class A Common Stock		Class B Common Stock		Class C Common Stock	Additional
	Number of	Common	Number of	Common	Number of	Paid-In	Accumulated
	Shares	Stock	Shares	Stock	Shares	Capital	Deficit	Total
Balance at January 1, 2024	100,000,000	--	57,117,774	--	6,345,000	44,118,081	(65,465,376)	(21,347,295)
Expense related to stock options (Note 8)	--	--	--	--	--	1,273,053	--	1,273,053
Convertible debt converted to equity from reverse recapitalization	--	--	--	--	--	54,991,472	--	54,991,472
Assumption of debt from reverse recapitalization	--	--	--	--	--	(10,285,918)	--	(10,285,918)
Coversion to Newco shares from reverse recapitalization	(78,621,110)	--	(57,117,774)	--	(6,345,000)	--	--	--
Net loss	--	--	--	--	--	--	(8,431,622)	(8,431,622)
Balance at March 31, 2024	21,378,890	--	--	--	--	90,096,688	(73,896,998)	16,199,690
Net loss	--	--	--	--	--	--	(6,297,740)	(6,297,740)
Balance at June 30, 2024	21,378,890	$--	--	$--	--	$90,096,688	$(80,194,738)	$9,901,950
Balance at January 1, 2025	21,378,890	$--	--	$--	--	$90,096,688	$(90,792,574)	$(695,886)
Exercise of restricted share units	2,962	--	--	--	--	17,490	--	17,490
Expense related to restricted share units	--	--	--	--	--	40,676	--	40,676
Net loss	--	--	--	--	--	--	(4,187,588)	(4,187,588)
Balance at March 31, 2025	21,381,852	--	--	--	--	90,154,854	(94,980,162)	(4,825,308)
Exercise of restricted share units	66,667	--	--	--	--	214,001	--	214,001
Expense related to restricted share units	--	--	--	--	--	40,677	--	40,677
Net loss	--	--	--	--	--	--	(4,600,126)	(4,600,126)
Balance at June 30, 2025	21,448,519	$--	--	$--	--	$90,409,532	$(99,580,288)	$(9,170,756)

Common shares, no par value, unlimited number of shares authorized (21,448,519 issued and outstanding)

Class B shares, no par value, unlimited number of shares authorized

Class C shares, no par value, unlimited number of shares authorized

See accompanying notes to the unaudited condensed consolidated financial statements.

Borealis Foods, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities:
Net loss	$(8,787,714)	$(14,729,362)
Dividend income
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense related to restricted share units and stock options	312,844	1,273,053
Depreciation and amortization	954,428	1,410,197
Amortization of loan costs	153,782	154,633
Provision for credit losses	289,197	58,726
Provision for inventory reserve	(604,754)	(21,165)
Changes in operating assets and liabilities:
Accounts receivable	(643,351)	(828,256)
Inventories	1,649,018	(694,403)
Prepaid expenses and other	732,410	(965,538)
Other non-current assets	(85,000)	—
Operating lease	(1,388)	(14,790)
Accounts payable and accrued expenses	2,460,985	3,353,414
Net cash used in operating activities	(3,569,543)	(11,003,491)

Cash flows from investing activities
Proceeds from reverse capitalization	—	63,575
Purchases of intangible assets	(31,702)	(210,078)
Purchases of property, plant and equipment	3,078	(1,065,305)
Net cash used in investing activities	(28,624)	(1,211,808)

Cash flows from financing activities
Proceeds from related parties	3,427,127	—
Proceeds from convertible notes payable	—	3,000,000
Payments on finance leases payable	(275,346)	(271,591)
Borrowings on line of credit	—	5,000,000
Net cash provided by financing activities	3,151,781	7,728,409

Net change in cash	(446,386)	(4,486,890)
Cash, beginning of period	652,965	7,615,630
Cash, end of period	$206,579	$3,128,740

Supplemental cash flow data
Cash paid during the period for:
Interest	$1,036,259	$1,560,746
Income taxes	$13,987	$14,116

Non-cash investing and financing activities
Conversion of notes payable into Class A shares	—	(54,991,472)
Transaction costs note payable (Note 4)	—	10,349,494

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2025, the Company has incurred recurring losses from operations and negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after August 19, 2025.

Management has implemented several strategic and operational initiatives aimed at improving sales and financial performance. For the six months ended June 30, 2025, the Company significantly reduced sales, general, and administrative expenses by 40% year-over-year, driven by the conclusion of one-time transaction-related costs and a disciplined reduction in discretionary spending. Gross margin, excluding depreciation, a non GAAP measurement, increased to 17% for the six month ended June 30, 2025 from 16% for the six month ended June 30, 2024, reflecting a shift toward higher-margin branded and institutional sales.

Borealis Foods Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

Going Concern (continued)

The Company has not raised external capital in the first half of 2025 but is actively evaluating financing alternatives, including debt and equity issuances, to support ongoing operations and strengthen the balance sheet. Management is also aligning inventory and production levels with committed demand from stable institutional customers, which is expected to enhance working capital efficiency and cash flow conversion through the remainder of the year.

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

Cash Equivalents

The Company classifies all highly liquid securities with stated maturities of three months or less from the date of purchase as cash equivalents. There were no cash equivalents as of June 30, 2025 and December 31, 2024.

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

Prepaid Expenses

Prepaid expenses were approximately $402,000 and $1,135,000, composed primarily of prepaid insurance, deposits on inventory purchases and property, plant and equipment purchases, as of June 30, 2025 and December 31, 2024, respectively.

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

This change in depreciation method was a change in estimate effected by a change in accounting principle and accordingly was accounted for prospectively in accordance with relevant guidance. The change in the method of calculating depreciation resulted in an decrease in net loss of $615,000 and $590,000 for the three months ended June 30, 2025 and 2024, respectively. The change in the method of calculating depreciation resulted in an decrease in net loss of $1,220,000 and $590,000 for the six months ended June 30, 2025 and 2024, respectively. The total cost basis of machinery subject to depreciation over machine hours was approximately $38,717,000 and $38,601,000 as of June 30, 2025 and December 31, 2024, respectively.

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

Goodwill

The Company’s goodwill resulted from a prior year acquisition. Goodwill is not amortized but is reviewed annually for impairment or more frequently as events or circumstances indicate its carrying amount may not be recoverable. No impairment losses were recorded for the three months and six months ended June 30, 2025 and 2024.

Borealis Foods Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

Amounts Due to Related Parties

Amounts due to related parties (Company shareholders and entities controlled by Company shareholders) totaled $18,854,580 as of June 30, 2025 and $15,427,453 as of December 31, 2024. This related party liability is comprised of multiple notes payable to a shareholder in the amount of $10,225,792 and $7,325,790 as of June 30, 2025 and December 31, 2024, respectively, and is due on demand and bears interest at 10% annually. An additional note payable to a shareholder in the amount of $500,000 as of June 30, 2025 and December 31, 2024, bears interest at 10% annually and is due December 31, 2025. Additional notes payable to a shareholder in the amount of $527,127 as of June 30, 2025, bears interest at 10% annually and are due on demand. The remaining $7,601,661 shareholder note payable was a result of expenses recognized by Oxus and resulted in reduction of contributed equity at the Reverse Recapitalization. This note matures in February 2026 after extension and is non-interest bearing.

Related parties debt balances outstanding as of June 30, 2025 are due as follows: $11,253,000 in 2025 and $7,602,000 in 2026.

The salary of the Company’s CEO was accrued and not paid during the six months ended June 30, 2025.  The Company recorded $208,322 in accrued payroll expense to reflect compensation for services performed.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses were recorded for three months and six months ended June 30, 2025 and 2024.

Revenue and Cost Recognition and Accounts Receivable

The Company’s revenue is primarily generated from the sale of food products. These sales contain a single performance obligation.  Revenue is recognized at a point in time and the Company recognizes revenue upon shipment of goods when ownership, risk, and rewards transfer to the customer. Certain of the Company’s contracts with customers include variable consideration consisting of payment discounts and promotions.  These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons, slotting fees and other trade activities. Provision for discounts and incentives are recorded in the same period in which the related revenues are recognized.  Gross revenues for the three and six-month periods ended June 30, 2025 and 2024 were approximately $7,576,000 and $5,476,000 for the three months ended and $14,801,000 and $13,960,000 for the six months ended June 30, 2025 and 2024, respectively.

Total payment discounts and promotions were approximately $388,000 and $151,000 for the three months ended and $767,000 and $740,000 for the six months ended, respectively, resulting in net revenues of approximately $7,188,000 and $5,325,000 for the three-month periods ended and $14,034,000 and $13,221,000 for the six-month periods ended June 30, 2025 and 2024, respectively.

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

Borealis Foods Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

Revenue and Cost Recognition and Accounts Receivable (continued)

The Company incurred production training expenses for the three and six-month periods ended June 30, 2025 and 2024, totaling approximately $193,000 and $405,000 for the three months ended and $394,000 and $887,000 for the six months ended, respectively, due to PGF adding production capabilities during both periods. Such amounts are recorded in sales, general and administrative costs in the accompanying unaudited condensed consolidated statements of operations as these costs are not directly attributable to finished goods production.

The Company’s cost of goods sold represent materials, direct labor costs, and allocated overheads associated with the sale of finished goods to customers.

Advertising

Costs associated with advertising are expensed as incurred and are included in sales, general and administrative expenses. Advertising costs expensed for the three and six-month periods ended June 30, 2025 and 2024 were approximately $586,000 and $2,424,000 for the three months ended and $1,153,000 and $3,950,000 for the six months ended, respectively.

Research and Development Costs

Research and development costs have been expensed in the period incurred. Research and development costs consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, share-based compensation, scale-up expenses, depreciation and amortization expenses on research and development assets, and facility lease costs. Scale-up expenses include material waste costs, production personnel costs, and related expenses. Research and development efforts are focused on enhancements to our existing product formulations and production processes in addition to the development of new products. The Company expects to continue investing in research and development over time, as research and development and innovation are core elements of our business strategy, and the Company believes they represent a critical competitive advantage. The Company believes continued innovation will capture a larger share of consumers through additional revenue streams. Research and development expenses for the three and six months ended June 30, 2025 and 2024 were approximately $52,000 and $50,000 for the three months ended and $104,000 and $86,000 for the six months ended, respectively, and are included in sales, general, and administrative expenses in the accompanying condensed consolidated statements of operations.

Business Development Costs

Business development expenses include all costs associated with directly growing and expanding a business segment, such as advertising, market research and training. These costs include staff salaries, travel expenses, and consulting expenses that the Company incurs while searching for new opportunities and maintaining current relationships. Business development expenses for the three and six months ended June 30, 2025 and 2024 were approximately $518,000 and $411,000 for the three months ended and $1,125,000 and $1,170,000 for the six months ended, respectively, and are included in sales, general, and administrative expenses in the accompanying condensed consolidated statements of operations.

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

Transaction Costs

On February 23, 2023, Legacy Borealis entered into a definitive business combination agreement with Oxus, which was consummated on February 7, 2024 and is described further in Note 1. In connection with this agreement, the Company has incurred transaction costs of approximately $0 and $0 for the three months ended and $0 and $1,506,000 for the six months ended June 30, 2025 and 2024, respectively. Transaction costs have been expensed as incurred and are included in sales, general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

Sales to four customers accounted for approximately 61% and sales to three customers accounted for approximately 52% of net revenues for three month periods ended June 30, 2025 and 2024, respectively. Sales to three customers accounted for approximately 48% and 53% of net revenues for the six month periods ended June 30, 2025 and 2024, respectively. Accounts receivable from two customers amounted to approximately 46% and three customers and 37% of total accounts receivable as of June 30, 2025 and December 31, 2024, respectively. Substantially all of the Company’s sales for the three and six month periods ended June 30, 2025 and 2024 occurred in the United States, Canada, Central America, South America, and Europe.

Purchases from 10 vendors accounted for approximately 54% and 51% of purchases during the three months ended and 49% and 48% of purchases for the six month periods ended June 30, 2025 and 2024, respectively. Accounts payable to these vendors totaled approximately $2,286,000 and $689,000 as of June 30, 2025 and 2024, respectively.

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

Disclosures about the fair value of financial instruments are based on pertinent information available to management as of June 30, 2025 and December 31, 2024. Although management is not aware of any factors that would significantly affect the reasonableness of the fair value amounts, such amounts were not comprehensively revalued for purposes of these unaudited condensed consolidated financial statements and current estimates of fair value may differ significantly from the amounts presented herein.

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

Recent Accounting Pronouncements (continued)

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

2. Inventories, net

Inventories were as follows:

	June 30, 2025	December 31, 2024
Raw materials	$5,294,133	$6,712,529
Finished goods	1,995,190	2,225,813
Reserve for obsolete inventory	(287,329)	(892,083)
	$7,001,994	$8,046,259

3. PPE, Net

Property, plant and equipment were as follows:

	June 30, 2025	December 31, 2024
Building and improvements	$10,110,188	$10,110,188
Furniture, fixtures and equipment	48,632,985	48,517,228
Construction in progress	760,387	879,220
	59,503,560	59,506,636
Less: accumulated depreciation	(14,724,739)	(13,770,310)
	$44,778,821	$45,736,326

Depreciation expense recorded in the three and six month periods ended June 30, 2025 and 2024 was approximately $474,000 and $395,000 for the three months ended and $954,000 and $1,400,000 for the six months ended, respectively, which is included as a component of cost of goods sold.

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

Amortization expense of approximately $77,000 and $77,000 was recorded on the fees for the three months ended and $154,000 and $155,000 for the six months ended June 30, 2025 and 2024, respectively.

In addition to the term facility, the Company obtained a $10,000,000 line of credit to fund working capital needs in support of its growth strategy. Interest accrues at the prime rate plus the applicable margin of 4.50%. Interest is due and payable monthly beginning in September 2023. The line of credit includes an unused line fee of 0.25% per annum beginning on closing date through six months and increases to 0.50% per annum thereafter. As of June 30, 2025 and December 31, 2024 the line of credit had $7,600,000 drawn upon it.

In the period leading up to the Reverse Recapitalization, significant transaction costs were incurred by both parties. In total, three notes payable of $5,433,713 were issued for the transaction debt. Details for the notes are as follows:

Note 1 – Incurred by Borealis. The related expenses were recognized as incurred by Borealis and the trade payable was subsequently reclassified to notes payable. Note 1 was issued in the original principal amount of $2,138,838. The note has been extended with a maturity date in August 2025, and bears interest at 10% per annum.

Note 2 – Incurred by Borealis. The related expenses were recognized as incurred by Borealis and the trade payable was subsequently reclassified to notes payable. Note 2 was issued in the original principal amount of $1,314,875. The note has been extended with a maturity date in August 2025, and bears interest at 10% per annum.

Note 3 – Incurred by Oxus. The related expenses were recognized by Oxus and resulted in a reduction of contributed equity at the Reverse Recapitalization. Note 3 was issued in the original principal amount of $1,980,000. The note has been extended with a maturity date in August 2025, and bears interest at 8% per annum. In consideration of the extended maturity date the Company issued 100,000 warrants at an exercise price of $5.00. Such warrants were not issued or outstanding as of June 30, 2025 as contingent upon future registration statement of the Company.

Debt balances outstanding as of June 30, 2025 are due as follows: $5,767,000 in 2025 and $25,267,000 in 2026; $0 in 2027; and $0 in 2028.

5. Income Taxes

The Company accounts for income taxes using the liability method. Deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax basis of the respective assets and liabilities, using enacted tax rates in effect for the years when the differences are expected to reverse. Borealis is taxed under Canadian tax laws at a rate of 26.5%. Borealis does not file a consolidated tax return. PGF, PGF RE I, and PGF RE II (the “United States subsidiaries”) are taxed as C corporations, with a statutory rate of 21%. The total income tax provision (benefit) expense recorded for the three months ended June 30, 2025 and 2024 was approximately ($14,000) and ($14,000), respectively, on a consolidated pre-tax book loss of approximately $4,586,000 and $6,284,000 in the three month periods ended June 30, 2025 and 2024, respectively. The total income tax provision (benefit) expense recorded for the six months ended June 30, 2025 and 2024 was approximately ($14,000) and ($14,000), respectively, on a consolidated pre-tax book loss of approximately $8,774,000 and $14,715,000 in the six month periods ended June 30, 2025 and 2024, respectively.

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

Transactions for which tax deductibility or the timing of tax deductibility is uncertain are analyzed by management based on their technical characteristics. The Company recognizes accrued interest and penalties, if any, related to uncertain tax positions in income tax expense. Management has determined that the Company does not have any uncertain tax positions or associated unrecognized tax benefits that materially impact the unaudited condensed consolidated financial statements or related disclosures. As a result, at June 30, 2025, and 2024, the Company did not have a liability for unrecognized tax benefits, interest or penalties under United States or Canadian tax law. The Company paid no penalties during the three and six month periods ending June 30, 2025. The Company files income tax returns in the Canadian and U.S. federal jurisdictions, and in South Carolina. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2021. There are no tax examinations currently in progress.

6. Contingencies

From time to time, the Company is involved in legal proceedings in the normal course of business. Management does not believe that the final resolution of any such legal proceedings will have a material effect on the consolidated financial position or results of operations of the Company.

7. Warrants

The following represents a summary of warrants outstanding and exercisable as of June 30, 2025 and December 31, 2024:

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

Borealis Foods Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

8. Stock Option Plan

During 2022, the Company created a stock option plan (the “Plan”) that provides for the granting of options to certain employees for the purchase of the Company’s common shares. The Plan provides for the grant of stock options for eligible employees as determined by the Board of Directors and does not guarantee employment rights. During the six months ended June 30, 2025 and 2024, the Company granted options to purchase 0 and 333,574 shares, respectively, of the Company’s common shares at an exercise price of $0.0001 per share. The weighted-average grant date fair values of options granted was $0.60 per share.

The fair values of the stock-based awards granted were calculated with the following assumptions:

Risk-free interest rate	3.81%
Expected term (years)	5-10
Expected volatility	80%
Dividend yield	0%

For the three and six month periods ended June 30, 2025 and 2024, the Company recorded approximately $0 and $0 for the three months ended and $0 and $1,273,000 for the six months ended, respectively, of stock based compensation expense under this plan. On February 7, 2024, as a result of the Reverse Recapitalization (Note 1), 4,000,000 stock options were exercised and converted at an exchange ratio of 0.0661 into 264,400 shares of common stock. This stock option plan was closed upon the business combination and a new equity incentive plan was approved and implemented as of February 7, 2024.

Stock option activity for the six months ended June 30, 2024 is summarized as follows:

		Weighted Average Exercise	Weighted Remaining Contractual
	Shares	Price	Life (Years)
Options outstanding at December 31, 2023	3,666,426	0.0001	8.10
Granted	333,574	0.0001	8.10
Exercised	(4,000,000)	0.0001	—
Expired or forfeited	—	—	—

Options outstanding at June 30, 2024	—	—	—

For the three and six months ended June 30, 2025, the Company issued 100,000 and 116,916 restricted stock units under the new equity incentive plan, that vest immediately up to eight months. During the three and six months ended Juned 30, 2025, the Company recognized approximately $255,000 and $313,000 of stock compensation related to such restricted stock units. Of these restricted stock units issued 69,629 units were exercised during the six months ended June 30, 2025.

Borealis Foods Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

9. Earnings per share

Basic earnings or loss per share is based on the weighted average number of common shares outstanding for the period. For the purposes of calculating diluted earnings per share, the number of shares outstanding has been adjusted for the dilutive effects of warrants.

Basic (loss) per share calculation	For Three Months Ended		For Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Net (loss) available to common shareholders	$(4,600,126)	$(6,297,740)	$(8,787,714)	$(14,729,362)
Weighted average common shares outstanding (basic)	21,407,493	21,378,890	21,393,420	19,229,233
Basic (loss) per share from net loss	$(0.21)	$(0.29)	$(0.41)	$(0.77)

Diluted (loss) per share calculation
Net (loss) available to common shareholders	$(4,600,126)	$(6,297,740)	$(8,787,714)	$(14,729,362)
Weighted average common shares outstanding (basic)	21,407,493	21,378,890	21,393,420	19,229,233
Warrants	—	—	—	—
Weighted average common shares outstanding (diluted)	21,407,493	21,378,890	21,393,420	19,229,233
Diluted (loss) per share from net loss *	$(0.21)	$(0.29)	$(0.41)	$(0.77)

*	In periods where the Company has incurred a net loss, diluted earnings per share is based on the number of common shares issued and outstanding as including the effects of warrants would be anti-dilutive.

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

11. Subsequent Events

The Company evaluated events and transactions after June 30, 2025 through August 19, 2025, the date the unaudited condensed consolidated financial statements were issued, for subsequent events requiring disclosure in these unaudited condensed consolidated financial statements.

Subsequent to June 30, 2025, the Chairman and Chief Executive Officer advanced funds to the Company in the amounts of $980,000. In addition, the Chief Executive Officer deferred approximately $69,000 in compensation through August 19, 2025.

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

The Reverse Recapitalization (continued)

Basis of Presentation

Borealis Foods’ unaudited condensed consolidated financial statements were prepared in accordance with U.S. GAAP. See Note 1 to our unaudited condensed consolidated financial statements for a full description of our basis of presentation.

Results of Operations

Comparison of the Six Months Ended June 30, 2025 and 2024

The following sets forth a summary of our results of operations for the presented months ($ in thousands):

	2025 (Unaudited)		2024 (Unaudited)		2025 vs 2024 Variance
		% of Revenues, net		% of Revenues, net		% of Prior Period
Revenues
Gross sales	$14,801		$13,961		$840
Sales discounts & allowances	(767)	(5)%	(740)	(6)%	(27)	(1)%
Revenue, net	14,034		13,221		813	6%
Cost of goods sold	11,665	83%	11,156	84%	509	(1)%
Depreciation	954	7%	1,400	11%	(446)	(4)%
Total cost of goods sold	12,619	90%	12,556	95%	63	(5)%
Gross profit (loss)	1,415	10%	665	5%	750	5%
Sales & marketing	1,229	9%	3,950	30%	(2,721)	(21)%
Business development	1,125	8%	1,170	9%	(45)	(1)%
Training	394	3%	887	7%	(493)	(4)%
General & administrative expenses	4,940	35%	6,820	52%	(1,880)	(17)%
Total sales, general & administrative expenses	7,688	55%	12,827	97%	(5,139)	(42)%
Loss from operations	(6,273)	(45)%	(12,162)	(92)%	5,889	47%
Total other expense	(2,501)	(18)%	(2,553)	(19)%	52	1%
Loss before income taxes	(8,774)	(63)%	(14,715)	(111)%	5,941	48%
Income tax benefit	(14)	(0)%	(14)	(0)%		0%
Net loss	$(8,788)	(63)%	$(14,729)	(111)%	$5,941	49%

Other financial Data:
Adjusted EBITDA	$(1,328)	(9)%	$(1,069)	(8)%	$(259)	(1)%

Adjusted EBITDA is a non-GAAP financial metric. See “How we Evaluate Our Operations” below for an explanation of the terms EBITDA and Adjusted EBITDA and a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

Revenue and Customer Trends

For the six months ended June 30, 2025, net revenue increased to $14.0 million compared to $13.2 million in the prior-year period, an improvement of $0.8 million, or 6%. This growth was driven by a stronger customer mix and expansion into institutional channels, partially offset by lower mass retail volume.

The Company continued to diversify its customer base during the first half of 2025, reflecting strategic progress in reducing dependency on any single retail partner.

●	Revenue concentration from a previously dominant retail customer was significantly reduced.

●	A major institutional customer generated $3.9 million in its first two full quarters of shipments.

●	Two additional institutional clients expanded volume, contributing $1.6 million and $0.8 million, respectively.

●	The Company launched a prominent global brand partner, gaining early traction in the premium retail segment.

These shifts demonstrate management’s deliberate focus on food service and institutional markets, which provide improved pricing leverage, margin stability, and predictable demand patterns.

Product Mix and Margin Enhancement

Gross profit for the six months ended June 30, 2025 was $1.41 million, or 10% of net revenue, compared to $0.67 million, or 5%, in the prior-year period. Excluding depreciation, gross margin (a non-GAAP measure) improved to approximately 17% versus 16% in the prior year. The improvement reflects operational efficiencies, an improved sales mix, and cost control initiatives.

Key drivers of margin expansion in the period included:

●	Increased contribution from institutional and branded product lines

●	Reduced exposure to discount-driven mass retail

●	Lower freight and promotional costs relative to prior-year levels

The Company’s branded portfolio continued to perform well. Chef Woo High Protein Ramen remained a flagship product, with sustained demand in both retail and institutional channels. Ramen Express Flats experienced renewed growth, particularly within institutional food service accounts.

Operating Expenses and SG&A Trends

The Company anticipates a seasonal uplift with the launch of our Woodles brand and the shipment of higher-margin SKUs that typically extend through April. To support this transition, we have invested significantly in business development and research and development to position our product portfolio for sustainable growth. These investments are aligned with our strategy to expand into higher-margin categories and capture greater profitability during our key seasonal periods.

Total SG&A expenses declined 42% year-over-year to $7.69 million for the six months ended June 30, 2025, compared to $12.83 million in the prior-year period. This reduction was primarily driven by:

●	The conclusion of non-recurring professional services engagements

●	Lower marketing and promotional spending

●	Reduced training costs as institutional customer onboarding processes became more efficient

●	Sales and marketing expenses decreased by $2.72 million, or 69%, to $1.23 million, while training expenses fell 56% to $0.39 million. General and administrative expenses declined by $1.88 million, or 28%, to $4.94 million.

Loss from operations narrowed significantly to $(6.27) million compared to $(12.16) million in the first half of 2024, reflecting improved gross profit and reduced operating costs. Adjusted EBITDA (a non-GAAP measure) was $(1.33) million compared to $(1.07) million in the prior-year period, with the modest decline attributable to timing of certain operational expenses.

Cash Flows

The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating Activities	$(3,570)	$(11,003)
Investing Activities	(29)	(1,212)
Financing Activities	3,152	7,728

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $3.57 million, primarily driven by the net loss of $8.79 million, adjusted for non-cash charges of $0.95 million for depreciation and amortization, and $0.31 million for stock-based compensation. This represents an improvement from the $11.00 million used in the same period of 2024, as Borealis benefited from enhanced gross profit due to the performance of high-margin products like Chef Woo and Woodles, which partially offset operational expenses.

Investing Activities

Net cash used in investing activities was $0.03 million for the six months ended June 30, 2025, primarily attributable to purchases of property and equipment to support production scale and efficiency improvements. This decrease from $1.21 million in 2024 aligns with our focused approach to capital expenditures, particularly as the Company seeks to improve asset utilization and operational efficiencies without significant expansion of its production line.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2025, was $3.15 million, financing was driven by advances from related parties. In comparison, net cash provided by financing activities in the six months ended, was $7.73 million, and largely attributable to borrowings on the line of credit and proceeds from convertible debt. The financing activities in 2025 primarily support working capital needs and strategic investments in growth initiatives.

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

Future Capital Requirements and Liquidity

We need additional capital to meet our funding requirements through fiscal year 2025, particularly to support our expansion into the premium retail segment with a prominent global brand. As of June 30, 2025, we had cash-on-hand of $0.21 million and negative working capital of $29.49 million. Our current business plan has mitigated some capital expenditure requirements, as operational efficiencies in existing production lines have reduced the need for immediate expansion. We are actively exploring additional financing options to strengthen liquidity; however, there can be no assurance that such funding will be available on favorable terms or at all. If we cannot obtain adequate additional financing, among other things, we may have to substantially curtail or limit our research, marketing, production or distribution activities, sell assets of the Company or seek protection from creditors under bankruptcy laws, which could materially and adversely affect our business plan. Inadequate financial resources could also continue to raise substantial doubt about our ability to continue as a going concern.

Going Concern

Management has identified recurring losses and negative cash flows from operations as factors raising substantial doubt about our ability to continue as a going concern. We are focused on executing our strategic initiatives to drive revenue growth, manage expenses, and secure additional financing to address these risks. The unaudited condensed consolidated financial statements have been prepared under the assumption of ongoing operations, as we seek to navigate these challenges and achieve financial stability. Substantial doubt continues to exit about the ability of the Company to continue as a going concern within one year from August 19, 2025.

Management has implemented several strategic and operational initiatives aimed at improving liquidity and financial performance. For the six months ended June 30, 2025, the Company significantly reduced sales, general, and administrative expenses by 51% year-over-year, driven by the conclusion of one-time transaction-related costs and a disciplined reduction in discretionary spending. Gross margin, excluding depreciation, a non-GAAP measurement, improved to 17% from 16% in the prior year period, reflecting a shift toward higher-margin branded and institutional sales.

The Company has not raised external capital in the first half of 2025 but is actively evaluating financing alternatives, including debt and equity issuances, to support ongoing operations and strengthen the balance sheet.

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

Contractual Obligations and Commitments

The following table summarizes our non-cancellable contractual obligations and other commitments as of June 30, 2025, and the effects that such obligations are expected to have on our liquidity and cash flow for future periods (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual obligations and other commitments *	$65,194	$39,632	$25,562	$—	$—

(*)	Includes operating lease liabilities for certain of our offices and facilities, accounts payable, and accrued expenses including related party notes.

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

Off-Balance Sheet Arrangements

As of June 30, 2025 and December 31, 2024, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.

Warrants

The following represents a summary of warrants outstanding and exercisable on June 30, 2025 and December 31, 2024:

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

The public warrants are identical to the private placement warrants in material terms and provisions due to the expiration on the transfer of the private placement warrants 30 days after the completion of the Reverse Recapitalization.

Comparison of the Three Months Ended June 30, 2025 and 2024

The following sets forth a summary of our results of operations for the presented months ($ in thousands):

	2025 (Unaudited)		2024 (Unaudited)		2025 vs 2024 Variance
	$	% of Revenues, net	$	% of Revenues, net	$	% of Prior Period
Revenues
Gross sales	$7,576		$5,476		$2,100
Sales discounts & allowances	(388)	(5)%	(151)	(3)%	(237)	(2)%
Revenue, net	7,188		5,325		1,863	35%
Cost of goods sold	6,199	86%	4,508	85%	1,691	1%
Depreciation	474	7%	395	7%	79	(1)%
Total cost of goods sold	6,673	93%	4,903	92%	1,770	1%
Gross profit (loss)	515	7%	422	8%	93	(1)%
Sales & marketing	663	9%	2,424	46%	(1,761)	(37)%
Business development	518	7%	411	8%	107	(1)%
Training	193	3%	405	8%	(212)	(5)%
General & administrative expenses	2,497	35%	2,372	45%	125	(10)%
Total sales, general & administrative expenses	3,871	54%	5,612	105%	(1,741)	(51)%
Loss from operations	(3,356)	(47)%	(5,190)	(97)%	1,834	50%
Total other expense	(1,230)	(17)%	(1,094)	(21)%	(136)	4%
Loss before income taxes	(4,586)	(64)%	(6,284)	(118)%	1,698	54%
Income tax benefit	(14)	(0)%	(14)	(0)%		0%
Net loss	$(4,600)	(64)%	$(6,298)	(118)%	$1,698	54%

Other financial Data:
Adjusted EBITDA	$(795)	(11)%	$675	13%	$(1,470)	(24)%

Adjusted EBITDA is a non-GAAP financial metric. See “How we Evaluate Our Operations” below for an explanation of the terms EBITDA and Adjusted EBITDA and a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

Revenue and Customer Trends

For the three months ended June 30, 2025, net revenue was $7.2 million, an increase of $1.86 million, or 35%, compared to $5.3 million in the same period of 2024. The improvement reflects growth in institutional and branded product sales, partially offset by reduced exposure to low-margin mass retail accounts as part of the Company’s ongoing SKU rationalization strategy.

The Company’s customer base continued to diversify during the quarter:

●	Revenue concentration from a previously dominant retail partner was significantly reduced.

●	A major institutional customer contributed approximately $1.9 million in sales during the quarter.

●	Two additional institutional clients expanded their volumes, generating $.90 million and $0.50 million, respectively.

●	A prominent global brand partner was launched in the premium retail channel, providing early traction in a high-value segment.

These results underscore the Company’s strategic focus on food service and institutional markets, which provide greater pricing power, improved margins, and more stable demand patterns.

Product Mix and Margin Enhancement

Gross profit for the quarter was $0.50 million, or 7% of net revenue, compared to $0.42 million, or 8% of net revenue, in the same period last year. Excluding depreciation, gross margin (a non-GAAP measure) was approximately 14% in the three months ended 6/30/2025 and 15% in the three months ended 6/30/2024. While gross margin percentage was flat year-over-year, the Company realized higher absolute gross profit dollars, reflecting increased revenue volume and an improved sales mix.

The quarter’s margin performance was supported by:

●	A higher proportion of institutional and branded product sales

●	Reduced reliance on discount-driven mass retail channels

●	Ongoing cost control efforts in freight and promotions

Chef Woo High Protein Ramen, Gordon Ramsay Cups, and food service SKUs continued to drive branded sales growth. Ramen Express Flats, previously a Walmart-focused item, demonstrated renewed strength within institutional accounts.

Operating Expenses and SG&A Trends

The Company anticipates a seasonal uplift with the launch of our Woodles brand and the shipment of higher-margin SKUs that typically extend through April. To support this transition, we have invested significantly in business development and research and development to position our product portfolio for sustainable growth. These investments are aligned with our strategy to expand into higher-margin categories and capture greater profitability during our key seasonal periods.

Total SG&A expenses for the quarter declined 51% to $3.87 million, compared to $5.61 million in the second quarter of 2024. Key drivers included:

●	Lower sales and marketing expenses, which fell $1.76 million, or 37%, to $0.66 million due to reduced promotional spending and targeted campaigns

●	Reduced training expenses, down $0.21 million, or 5%, as institutional customer onboarding became more efficient

●	Stable general and administrative expenses, increasing modestly by $0.13 million to $2.50 million, primarily due to timing of certain corporate costs

Loss from operations improved to $(3.36) million from $(5.19) million in the prior-year quarter, a $1.83 million improvement. Adjusted EBITDA (a non-GAAP measure) was $(0.80) million compared to $0.68 million in the same period last year, with the decline primarily reflecting higher depreciation and the absence of certain one-time cost recoveries that benefited the prior-year quarter.

Liquidity and Capital Resources

Liquidity remained constrained during the quarter; however, operating improvements, higher sales volumes, and tighter expense management are expected to support improved cash conversion in the second half of 2025. The Company did not raise external capital in the second quarter but continued to receive financial support from its Chairman and Chief Executive Officer, who together advanced $3.43 million during the first half of the year.

Inventory purchases are being closely aligned with committed institutional demand to preserve cash. Management anticipates that growing contributions from high-volume institutional accounts, coupled with disciplined expense control, will strengthen working capital efficiency in the remainder of the year.

As of June 30, 2025, the Company continued to operate under liquidity constraints. However, ongoing improvements in product mix, operating efficiency, and SG&A reductions have begun to stabilize working capital requirements. Management remains focused on cash preservation and aligning inventory purchases with committed demand from large institutional customers.

During the first half of 2025, the Chairman and Chief Executive Officer advanced funds totaling $3.43 million to support operations. The Company did not raise external capital during the period. If the Company cannot obtain adequate additional financing, it may be required to substantially curtail or limit research, marketing, production, or distribution activities, sell assets, or seek protection from creditors under bankruptcy laws.

Looking ahead, management expects that increased contribution from high-volume institutional channels, combined with disciplined cost control, will enhance cash conversion and support improved working capital efficiency in the second half of 2025.

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

For the six months ended June 30, 2025, “Adjusted EBITDA,” a non-GAAP measure, is defined as net income attributable to us before (1) income taxes, (2) depreciation and amortization, of $1.0 million, (3) interest expense, of $2.5 million, (4) new product launch of $1.2 million, (5) training, of $0.4 million, (6) deferred stock compensation $0.3 million, (7) business transaction costs, of $1.0 million, and (8) business development and other extraordinary charges, of $1.1 million. For the three months ended June 30, 2025, “Adjusted EBITDA,” a non-GAAP measure, is defined as net income attributable to us before (1) income taxes, (2) depreciation and amortization, of $0.5 million, (3) interest expense, of $1.2 million, (4) new product launch of $0.7 million, (5) training, of $0.2 million, (6) deferred stock compensation $0.3 million, (7) business transaction costs, of $0.5 million, and (8) business development and other extraordinary charges, of $0.5 million. Management and our Board of Directors use this non-GAAP measure for purposes of evaluating our performance. Furthermore, the Compensation Committee of our Board of Directors uses such measure to evaluate management’s performance. We, therefore, believe that the use of this non-GAAP measure provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. As noted above, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

Adjusted EBITDA (continued)

For the six months ended June 30, 2024, “Adjusted EBITDA,” a non-GAAP measure, is defined as net income attributable to us before (1) income taxes, (2) depreciation and amortization, of $1.4 million, (3) interest expense, of $2.6 million, (4) new product launch of $4.0 million, (5) training, of $0.9 million, (6) deferred stock compensation $1.3 million, (7) business transaction costs, of $1.5 million, and (8) business development and other extraordinary charges, of $2.1 million. For the three months ended June 30, 2024, “Adjusted EBITDA,” a non-GAAP measure, is defined as net income attributable to us before (1) income taxes, (2) depreciation and amortization, of $0.4 million, (3) interest expense, of $1.1 million, (4) new product launch of $2.4 million, (5) training, of $0.4 million, (6) deferred stock compensation $1.3 million, (7) business transaction costs, of $0.4 million, and (8) business development and other extraordinary charges, of $0.4 million. Management and our Board of Directors use this non-GAAP measure for purposes of evaluating our performance. Furthermore, the Compensation Committee of our Board of Directors uses such measure to evaluate management’s performance. We, therefore, believe that the use of this non-GAAP measure provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. As noted above, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

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

Sales to four customers accounted for approximately 61% and sales to three customers accounted for approximately 52% of net revenues for three month periods ended June 30, 2025 and 2024, respectively. Sales to three customers accounted for approximately 48% and 53% of net revenues for the six month periods ended June 30, 2025 and 2024, respectively. Accounts receivable from two customers amounted to approximately 46% and three customers and 37% of total accounts receivable as of June 30, 2025 and December 31, 2024, respectively. Substantially all of the Company’s sales for the three and six month periods ended June 30, 2025 and 2024 occurred in the United States, Canada, Central America, South America, and Europe.

Purchases from 10 vendors accounted for approximately 54% and 51% of purchases during the three months ended and 49% and 48% of purchases for the six month periods ended June 30, 2025 and 2024, respectively. Accounts payable to these vendors totaled approximately $2,286,000 and $689,000 as of June 30, 2025 and 2024, respectively.

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

Internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or overriding of controls. Because of the inherent limitations, only reasonable assurance with respect to financial statement preparation and presentation can be provided and misstatements may not be prevented or detected. Management evaluated the design and effectiveness of the Company’s internal control over financial reporting as of June 30, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework 2013. Based on its evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2025 due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Consistent with December 31, 2024, the Company did not effectively design, implement and operate effective process-level control activities related to inventory management.

Evaluation of Disclosure Controls and Procedures (continued)

As a result of these deficiencies, material misstatements were identified and corrected in the consolidated financial statements as of and for the year ended December 31, 2024. Because there is a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiencies represent material weaknesses in our internal control over financial reporting and our internal controls over financial reporting was not effective as of June 30, 2025. However, we have been in the process of remediating the internal control integrated framework in order to address this weakness.

Our Chief Executive Officer and Chief Financial Officer have taken additional steps to support that the unaudited condensed consolidated financial statements as of and for the six-month period ended June 30, 2025 are presented fairly in accordance with U.S. GAAP.

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

Item 1A. Risk Factors

Our risk factors are disclosed in Part I, Item 1A of our Annual Report on Form 10-K, filed with the SEC on April 15, 2025. There have been no material changes during the six months ended June 30, 2025 from or updates to the risk factors discussed in Part I, Item 1A, Risk Factors, of our Annual Report, except as set forth below.

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

If we were to default on our debt obligations, it would likely cause a significant or complete reduction in the operating cash flow generated by our product sales. As of the six months ended June 30, 2025 the amount we owe on outstanding Notes exceed the amount of cash on hand and consequently, unless we are able to raise funds to pay off the Notes, generate sufficient cash to pay off the Notes or extend and amend the maturity dates the Company is at substantial risk that the noteholders could assert rights against the Company. There can be no assurance that we would be able to avoid insolvency or to make timely payments on our debt or payments to our suppliers. If we were to default, we may incur substantial costs, that could have a severe adverse effect on our business, financial condition, results of operations and cash flow, and we might take actions to respond to any default including the curtailment or reduction in operations, the sale of assets of the Company, or seeking protection from creditors under bankruptcy or insolvency laws.

The risk factor titled “We have a limited operating history which makes it difficult to evaluate our business and prospects” is amended and restated as follows:

We have a limited operating history which makes it difficult to evaluate our business and prospects.

We have a limited operating history, which makes it difficult to evaluate our business and prospects to forecast our future results. We were founded in 2019. Although we have experienced substantial revenue growth on an annual basis, we have incurred losses since inception. As of June 30, 2025, we had cash-on-hand of $0.21 million and a negative working capital of $29.49 million USD. We are actively exploring additional financing options to strengthen liquidity; however, there can be no assurance that such funding will be available on favorable terms or at all. There can be no assurance that revenue growth will continue in the future. In addition, we may experience substantial fluctuations in operating results in the future caused by various factors, including:

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

Date: August 19, 2025

	By:	/s/ Reza Soltanzadeh
Reza Soltanzadeh
Chief Executive Officer & Director

Date: August 19, 2025	-and-

	By:	/s/ Stephen Wegrzyn
Stephen Wegrzyn
Chief Financial Officer