Form 10-Q
period 2025-09-30
Borealis Foods Inc.
filed 2025-11-19
CIK 1852973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2025

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

As of November 19, 2025, 21,463,306 Common Shares of the registrant, no par value, were issued and outstanding.

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

i

Borealis Foods, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024 (Audited)
Assets
Current Assets:
Cash	$128,869	$652,965
Accounts receivable, net of allowance for credit losses of $280,000 and $247,653 as of September 30, 2025 and December 31, 2024, respectively	2,574,783	1,965,748
Inventories, net	5,997,898	8,046,259
Prepaid expenses and other current assets	769,073	1,134,611
Total current assets	9,470,623	11,799,583

Property, plant and equipment, net	44,325,607	45,736,326
Intangible assets	383,710	319,307
Right - of-use asset, net	30,615	63,826
Goodwill	1,917,356	1,917,356
Other non-current assets	169,685	169,685
Total assets	$56,297,596	$60,006,083

Liabilities and Shareholders’ (deficit)
Current liabilities:
Accounts payable and accrued expenses	$14,030,501	$10,802,524
Due to related parties	19,134,580	7,825,792
Line of credit, current portion	10,149,641	727,279
Notes payable, current portion, net of capitalized loan costs	20,166,932	5,456,934
Operating lease payable, current portion	31,710	55,116
Finance leases payable, current portion	606,031	538,845
Total current liabilities	64,119,395	25,406,490
Due to related parties, net of current portion	-	7,601,661
Line of credit, net of current portion	-	7,600,000
Convertible notes payable, net of current portion	3,000,000	3,000,000
Notes payable, net of current portion	-	14,478,051
Operating lease payable, net of current portion	-	12,015
Finance leases payable, net of current portion	666,856	1,143,829
Deferred tax liability	1,459,923	1,459,923
Total liabilities	69,246,174	60,701,969

Shareholders’ (deficit)
Common Stock, no par value	-	-
Additional paid-in capital	90,412,531	90,096,688
Accumulated deficit	(103,361,109)	(90,792,574)
Total shareholders’ (deficit)	(12,948,578)	(695,886)
Total liabilities and shareholders’ (deficit)	$56,297,596	$60,006,083

See accompanying notes to the unaudited condensed consolidated financial statements.

Borealis Foods, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Gross sales	$7,364,072	$8,075,788	$22,164,899	$22,036,285
Sales discounts & allowances	(260,323)	(387,889)	(1,027,210)	(1,127,673)
Revenue, net	7,103,749	7,687,899	21,137,689	20,908,612
Cost of goods sold	5,609,977	5,953,089	17,274,802	17,109,095
Depreciation and amortization	453,214	461,540	1,407,642	1,861,351
Total cost of goods sold	6,063,191	6,414,629	18,682,444	18,970,446
Gross profit	1,040,558	1,273,270	2,455,245	1,938,166
Total sales, general & administrative expenses	2,965,415	4,894,318	10,653,223	17,721,575
Loss from operations	(1,924,857)	(3,621,048)	(8,197,978)	(15,783,409)
Other (expense):
Gain on foreign exchange rates	(936)	(2,765)	(14,203)	3,368
Interest expense, net	(1,855,028)	(1,207,524)	(4,342,367)	(3,766,542)
Total other expense	(1,855,964)	(1,210,289)	(4,356,570)	(3,763,174)
Loss before income taxes	(3,780,821)	(4,831,337)	(12,554,548)	(19,546,583)
Income tax expense	-	(832)	(13,987)	(14,948)
Net loss	$(3,780,821)	$(4,832,169)	$(12,568,535)	$(19,561,531)
Loss per share from net loss
Basic	$(0.18)	$(0.23)	$(0.59)	$(0.98)
Diluted	$(0.18)	$(0.23)	$(0.59)	$(0.98)
Weighted average shares outstanding				-
Basic	21,463,415	21,378,890	21,416,970	19,951,016
Diluted	21,463,415	21,378,890	21,416,970	19,951,016

See accompanying notes to the unaudited condensed consolidated financial statements.

Borealis Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

Nine Months Ended September 30, 2025 and 2024

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional
	Number of	Common	Number of	Common	Number of	Common	Paid-In	Accumulated
	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	Total
Balance at January 1, 2024	100,000,000	$--	57,117,774	$--	6,345,000	$--	$44,118,081	$(65,465,376)	$(21,347,295)
Expense related to stock options (Note 8)	--	--	--	--	--	--	1,273,053	--	1,273,053
Convertible debt converted to equity from reverse recapitalization	--	--	--	--	--	--	54,991,472	--	54,991,472
Assumption of debt from reverse recapitalization	--	--	--	--	--	--	(10,285,918)	--	(10,285,918)
Coversion to Newco shares from reverse recapitalization	(78,621,110)	--	(57,117,774)	--	(6,345,000)	--	--	--	--
Net loss	--	--	--	--	--	--	--	(8,431,622)	(8,431,622)
Balance at March 31, 2024	21,378,890	$--	--	$--	--	$--	$90,096,688	$(73,896,998)	$16,199,690
Net loss	--	--	--	--	--	--	--	(6,297,740)	(6,297,740)
Balance at June 30, 2024	21,378,890	$--	--	$--	--	$--	$90,096,688	$(80,194,738)	$9,901,950
Net loss	--	--	--	--	--	--	--	(4,832,169)	(4,832,169)
Balance at September 30, 2024	21,378,890	$--	--	$--	--	$--	90,096,688	(85,026,907)	5,069,781
Balance at January 1, 2025	21,378,890	--	--	--	--	--	$90,096,688	$(90,792,574)	$(695,886)
Exercise of restricted share units	2,962	--	--	--	--	--	17,490	--	17,490
Expense related to restricted share units	--	--	--	--	--	--	40,676	--	40,676
Net loss	--	--	--	--	--	--	--	(4,187,588)	(4,187,588)
Balance at March 31, 2025	21,381,852	$--	$--	$--	$--	$--	$90,154,854	$(94,980,162)	$(4,825,308)
Issuance of restricted share units	66,667	--	--	--	--	--	214,001	--	214,001
Expense related to restricted share units	--	--	--	--	--	--	$40,677	--	$40,677
Net loss	--	--	--	--	--	--	--	(4,600,126)	(4,600,126)
Balance at June 30, 2025	21,448,519	$--	--	$--	--	$--	$90,409,532	$(99,580,288)	$(9,170,756)
Issuance of restricted share units	14,787	--	--	--	--	--	2,999	--	2,999
Net loss	--	$--	--	$--	--	$--	--	$(3,780,821)	$(3,780,821)
Balance at September 30, 2025	21,463,306	$--	--	$--	--	$--	$90,412,531	$(103,361,109)	$(12,948,578)

Common shares, no par value, unlimited number of shares authorized (21,463,306 issued and outstanding)

Class B shares, no par value, unlimited number of shares authorized

Class C shares, no par value, unlimited number of shares authorized

See accompanying notes to the unaudited condensed consolidated financial statements.

Borealis Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Cash Flows from Operating Activities:
Net loss	$(12,568,535)	$(19,561,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense related to stock options	315,842	1,273,053
Depreciation and amortization	1,407,642	1,861,351
Amortization of loan costs	231,947	232,798
Provision for credit losses	289,197	96,217
Provision for inventory reserve	(692,083)	(33,534)
Changes in operating assets and liabilities:
Accounts receivable	(898,233)	(1,228,251)
Inventories	2,740,444	(1,771,837)
Prepaid expenses and other	365,539	(202,151)
Operating lease	(2,211)	(22,185)
Accounts payable and accrued expenses	3,227,978	4,857,067
Accrued interest	1,822,362	228,885
Net cash used in operating activities	(3,760,111)	(14,270,118)

Cash flows from investing activities
Proceeds from reverse capitalization	-	63,575
Purchases of intangible assets	(64,403)	(253,017)
Purchases of property, plant and equipment	3,078	(1,519,208)
Net cash used in investing activities	(61,325)	(1,708,650)

Proceeds from financing activities
Proceeds from related parties	3,707,127	-
Proceeds from convertible notes payable	-	3,000,000
Payments on finance leases payable	(409,787)	(415,320)
Borrowings on line of credit	-	6,500,000
Net cash provided by financing activities	3,297,340	9,084,680

Net change in cash	(524,096)	(6,894,088)
Cash, beginning of period	652,965	7,615,630
Cash, end of period	$128,869	$721,542

Supplemental cash flow data
Cash paid during the period for:
Interest	$1,086,356	$2,314,683
Income taxes	$-	$14,116

Non-cash investing and financing activities
Conversion of notes payable into Class A shares	$-	$(54,991,472)
Note payable supplier finance	$-	$2,747,833
Note payable accounted for as due to related party	$-	$7,601,661

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the three and nine months ended September 30, 2025, the Company has incurred recurring losses from operations and negative cash flows from operating activities; and had cash of approximately $0.13 million as of September 30, 2025. In addition, current liabilities significantly exceeded current assets, and near-term debt maturities and related-party obligations are substantial. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after November 19, 2025.

Management has implemented several strategic and operational initiatives aimed at improving sales and financial performance. For the three months ended September 30, 2025, the Company significantly reduced sales, general, and administrative expenses by 40% year-over-year, driven by the conclusion of one-time transaction-related costs and a disciplined reduction in discretionary spending. Gross margin, excluding depreciation, a non GAAP measurement, was 18% as of September 30, 2025 consistent with 18% as of September 30, 2024.

Borealis Foods Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

Going Concern (continued)

The Company has not raised external capital in the three quarters of 2025 but is actively evaluating financing alternatives, including debt and equity issuances, to support ongoing operations and strengthen the balance sheet. Management is also aligning inventory and production levels with committed demand from stable institutional customers, which is expected to enhance working capital efficiency and cash flow conversion through the remainder of the year.

While these measures represent meaningful progress toward operational stability, the Company’s ability to continue as a going concern remains subject to successful execution of its strategic plan and securing additional financing, if needed. Accordingly, substantial doubt remains about the Company’s ability to continue as a going concern within one year from the date these unaudited condensed consolidated financial statements are issued. We have included additional disclosures in MD&A under “Liquidity and Capital Resources,” and in Note 11, “Subsequent Events,” regarding related-party advances and compensation deferral subsequent to quarter-end

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and the Company’s functional currency is the U.S. Dollar.

We have condensed certain categories of information in our unaudited condensed consolidated financial statements to enhance the readability and understanding of those statements by making them more succinct. As a result, certain footnote disclosures we normally include in our annual consolidated financial statements have been omitted but remain prepared in accordance with US GAAP and the rules and regulations of the SEC (“Securities and Exchange Commission”). For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. Certain prior period amounts have been reclassified to conform to current-period presentation.

Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Cash Equivalents

The Company classifies all highly liquid securities with stated maturities of three months or less from the date of purchase as cash equivalents. There were no cash equivalents as of September 30, 2025 and December 31, 2024.

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

Prepaid Expenses

Prepaid expenses were approximately $769,000 and $1,135,000, composed primarily of prepaid insurance, deposits on inventory purchases and property, plant and equipment purchases, as of September 30, 2025 and December 31, 2024, respectively.

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

This change in depreciation method was a change in estimate effected by a change in accounting principle and accordingly was accounted for prospectively in accordance with relevant guidance. The change in the method of calculating depreciation resulted in an increase in net income of $638,000 and $548,000 for the three months ended September 30, 2025 and 2024, respectively. The change in the method of calculating depreciation resulted in an increase in net income of $1,858,000 and $1,158,000 for the nine months ended September 30, 2025 and 2024, respectively. The total cost basis of machinery subject to depreciation over machine hours was approximately $38,717,000 and $38,601,000 as of September 30, 2025 and December 31, 2024, respectively.

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

Goodwill

The Company’s goodwill resulted from a prior year acquisition. Goodwill is not amortized but is reviewed annually for impairment or more frequently as events or circumstances indicate its carrying amount may not be recoverable. No impairment losses were recorded for the three months and nine months ended September 30, 2025 and 2024.

Borealis Foods Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

Amounts Due to Related Parties

Amounts due to related parties (Company shareholders and entities controlled by Company shareholders) totaled $19,134,580 as of September 30, 2025 and $15,427,453 as of December 31, 2024. This related party liability is comprised of multiple notes payable to a shareholder in the amount of $10,505,792 and $7,325,790 as of September 30, 2025 and December 31, 2024, respectively, and is due on demand and bears interest at 10% annually. An additional note payable to a shareholder in the amount of $500,000 as of September 30, 2025 and December 31, 2024, bears interest at 10% annually and is due December 31, 2025. Additional notes payable to a shareholder in the amount of $527,127 as of September 30, 2025, bears interest at 10% annually and are due on demand. The remaining $7,601,661 shareholder note payable was a result of expenses recognized by Oxus and resulted in reduction of contributed equity at the Reverse Recapitalization. This note matures in February 2026 after extension and is non-interest bearing.

Related parties debt balances outstanding as of September 30, 2025 are due as follows: $11,533,000 in 2025 and $7,602,000 in 2026.

The salary of the Company’s CEO was accrued and not paid during the nine months ended September 30, 2025.  The Company recorded $333,330 in accrued payroll expense to reflect compensation for services performed.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses were recorded for three months and nine months ended September 30, 2025 and 2024.

Revenue and Cost Recognition and Accounts Receivable

The Company’s revenue is primarily generated from the sale of food products. These sales contain a single performance obligation.  Revenue is recognized at a point in time and the Company recognizes revenue upon shipment of goods when ownership, risk, and rewards transfer to the customer. Certain of the Company’s contracts with customers include variable consideration consisting of payment discounts and promotions.  These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons, slotting fees and other trade activities. Provision for discounts and incentives are recorded in the same period in which the related revenues are recognized.  Gross revenues for the three and nine-month periods ended September 30, 2025 and 2024 were approximately $7,364,000 and $8,076,000 for the three months ended and $22,165,000 and $22,036,000 for the nine months ended September 30, 2025 and 2024, respectively.

Total payment discounts and promotions were approximately $260,000 and $388,000 for the three months ended and $1,027,000 and $1,128,000 for the nine months ended, respectively, resulting in net revenues of approximately $7,104,000 and $7,688,000 for the three-month periods ended and $21,138,000 and $20,909,000 for the nine-month periods ended September 30, 2025 and 2024, respectively.

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

Borealis Foods Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

Revenue and Cost Recognition and Accounts Receivable (continued)

The Company incurred production training expenses for the three and nine-month periods ended September 30, 2025 and 2024, totaling approximately $251,000 and $478,000 for the three months ended and $645,000 and $1,364,000 for the nine months ended, respectively, due to PGF adding production capabilities during both periods. Such amounts are recorded in sales, general and administrative costs in the accompanying unaudited condensed consolidated statement of operations as these costs are not directly attributable to finished goods production.

The Company’s cost of goods sold represent materials, direct labor costs, and allocated overheads associated with the sale of finished goods to customers.

Advertising

Costs associated with advertising are expensed as incurred and are included in sales, general and administrative expenses. Advertising costs expensed for the three and nine month periods ended September 30, 2025 and 2024 were approximately $618,000 and $1,123,000 for the three months ended and $1,771,000 and $5,074,000 for the nine months ended, respectively.

Research and Development Costs

Research and development costs have been expensed in the period incurred. Research and development costs consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, share-based compensation, scale-up expenses, depreciation and amortization expenses on research and development assets, and facility lease costs. Scale-up expenses include material waste costs, production personnel costs, and related expenses. Research and development efforts are focused on enhancements to our existing product formulations and production processes in addition to the development of new products. The Company expects to continue investing in research and development over time, as research and development and innovation are core elements of our business strategy, and the Company believes they represent a critical competitive advantage. The Company believes continued innovation will capture a larger share of consumers through additional revenue streams. Research and development expenses for the three and nine months ended September 30, 2025 and 2024 were approximately $52,000 and $56,000 for the three months ended and $156,000 and $142,000 for the nine months ended, respectively, and are included in sales, general, and administrative expenses in the accompanying condensed consolidated statements of operations.

Business Development Costs

Business development expenses include all costs associated with directly growing and expanding a business segment, such as advertising, market research and training. These costs include staff salaries, travel expenses, and consulting expenses that the Company incurs while searching for new opportunities and maintaining current relationships. Business development expenses for the three and nine months ended September 30, 2025 and 2024 were approximately $488,000 and $1,307,000 for the three months ended and $1,613,000 and $2,476,000 for the nine months ended, respectively, and are included in sales, general, and administrative expenses in the accompanying condensed consolidated statements of operations.

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

Borealis Foods Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

Transaction Costs

On February 23, 2023, Legacy Borealis entered into a definitive business combination agreement with Oxus, which was consummated on February 7, 2024 and is described further in Note 1. In connection with this agreement, the Company has incurred transaction costs of approximately $0 and $0 for the three months ended and $0 and $1,506,000 for the nine months ended September 30, 2025 and 2024, respectively. Transaction costs have been expensed as incurred and are included in sales, general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

Sales to three customers accounted for approximately 38% and sales to four customers accounted for approximately 53% of net revenues for three month periods ended September 30, 2025 and 2024, respectively. Sales to three customers accounted for approximately 44% and 45% of net revenues for the nine month periods ended September 30, 2025 and 2024, respectively. Accounts receivable from one customer amounted to approximately 17% and three customers amounted to 37% of total accounts receivable as of September 30, 2025 and December 31, 2024, respectively. Substantially all of the Company’s sales for the three and nine month periods ended September 30, 2025 and 2024 occurred in the United States, Canada, Central America, South America, and Europe.

Purchases from 10 vendors accounted for approximately 62% and 51% of purchases during the three months ended and 57% and 54% of purchases for the nine month periods ended September 30, 2025 and 2024, respectively. Accounts payable to these vendors totaled approximately $2,048,000 and $2,570,000 as of September 30, 2025 and 2024, respectively.

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

Disclosures about the fair value of financial instruments are based on pertinent information available to management as of September 30, 2025 and December 31, 2024. Although management is not aware of any factors that would significantly affect the reasonableness of the fair value amounts, such amounts were not comprehensively revalued for purposes of these unaudited condensed consolidated financial statements and current estimates of fair value may differ significantly from the amounts presented herein.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 if effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating ASU 2025-05 to determine the impact it may have on its condensed consolidated financial statements.

2. Inventories, net

Inventories were as follows:

	September 30,	December 31,
	2025	2024
Raw materials	$4,474,114	$6,712,529
Finished goods	1,723,784	2,225,813
Reserve for obsolete inventory	(200,000)	(892,083)
	$5,997,898	$8,046,259

3. PPE, Net

Property, plant and equipment were as follows:

	September 30,	December 31,
	2025	2024
Building and improvements	$10,110,188	$10,110,188
Furniture, fixtures and equipment	48,628,675	48,517,228
Construction in progress	764,696	879,220
	59,503,559	59,506,636
Less: accumulated depreciation	(15,177,952)	(13,770,310)
	$44,325,607	$45,736,326

Depreciation expense recorded in the three and nine month periods ended September 30, 2025 and 2024 was approximately $453,000 and $462,000 for the three months ended and $1,408,000 and $1,861,000 for the nine months ended, respectively, which is included as a component of cost of goods sold.

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

Borealis Foods Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

4. Debt (continued)

During 2023, the Company entered into a $25,000,000 financing agreement with a maturity date in August 2026. Under this agreement, the Company has a $15,000,000 term facility which was used to pay off its then existing line of credit. In March 2024, the Company entered into an amendment that extended the date of the first principal payment to March 2025. In February 2025, a second amendment was executed that extended the first principal payment date to September 2025. Under the amendment, payments of $83,000 were due monthly beginning in September 2025 with a lump sum payment of $14,083,000 due at maturity. Interest accrues at the prime rate plus an applicable margin of 4.75% per annum and is payable monthly. The financing agreement is secured by a collateral package that includes substantially all of the assets of PGF, PGF RE I, and PGF RE II.

Amortization expense of approximately $78,000 was recorded on the fees for the three months ended and $232,000 and $233,000 for the nine months ended September 30, 2025 and 2024, respectively.

In addition to the term facility, the Company obtained a $10,000,000 line of credit to fund working capital needs in support of its growth strategy. Interest accrues at the prime rate plus the applicable margin of 4.50%. Interest is due and payable monthly beginning in September 2023. The line of credit includes an unused line fee of 0.25% per annum beginning on closing date through nine months and increases to 0.50% per annum thereafter. As of September 30, 2025 and December 31, 2024 the line of credit had $10,149,641 and $8,327,279 drawn upon it, respectively. The line of credit amount due includes $2,549,641 and $727,279 of accrued interest as of September 30, 2025, and December 31, 2024, respectively.

In the period leading up to the Reverse Recapitalization, significant transaction costs were incurred by both parties. In total, three notes payable of $5,433,713 were issued for the transaction debt. Details for the notes are as follows:

Note 1 – Incurred by Borealis. The related expenses were recognized as incurred by Borealis and the trade payable was subsequently reclassified to notes payable. Note 1 was issued in the original principal amount of $2,138,838. The note has been extended with a maturity date in December 2025, and bears interest at 10% per annum.

Note 2 – Incurred by Borealis. The related expenses were recognized as incurred by Borealis and the trade payable was subsequently reclassified to notes payable. Note 2 was issued in the original principal amount of $1,314,875. The note has been extended with a maturity date in December 2025, and bears interest at 10% per annum.

Note 3 – Incurred by Oxus. The related expenses were recognized by Oxus and resulted in a reduction of contributed equity at the Reverse Recapitalization. Note 3 was issued in the original principal amount of $1,980,000. The note has been extended with a maturity date in February 2026, and bears interest at 8% per annum.

Debt balances outstanding as of September 30, 2025 are due as follows: $5,767,000 in 2025 and $25,267,000 in 2026; $0 in 2027; and $0 in 2028.

5. Income Taxes

The Company accounts for income taxes using the liability method. Deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax basis of the respective assets and liabilities, using enacted tax rates in effect for the years when the differences are expected to reverse. Borealis is taxed under Canadian tax laws at a rate of 26.5%. Borealis does not file a consolidated tax return. PGF, PGF RE I, and PGF RE II (the “United States subsidiaries”) are taxed as C corporations, with a statutory rate of 21%. The total income tax provision (benefit) expense recorded for the three months ended September 30, 2025 and 2024 was $0 and $1,000, respectively, on a consolidated pre-tax book loss of approximately $3,781,000 and $4,831,000 in the three month periods ended September 30, 2025 and 2024, respectively. The total income tax provision (benefit) expense recorded for the nine months ended September 30, 2025 and 2024 was approximately $14,000 and $15,000, respectively, on a consolidated pre-tax book loss of approximately $12,555,000 and $19,547,000 in the nine month periods ended September 30, 2025 and 2024, respectively.

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

Borealis Foods Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

5. Income Taxes (continued)

Transactions for which tax deductibility or the timing of tax deductibility is uncertain are analyzed by management based on their technical characteristics. The Company recognizes accrued interest and penalties, if any, related to uncertain tax positions in income tax expense. Management has determined that the Company does not have any uncertain tax positions or associated unrecognized tax benefits that materially impact the unaudited condensed consolidated financial statements or related disclosures. As a result, at September 30, 2025, and 2024, the Company did not have a liability for unrecognized tax benefits, interest or penalties under United States or Canadian tax law. The Company paid no penalties during the three month period ending September 30, 2025. The Company files income tax returns in the Canadian and U.S. federal jurisdictions, and in South Carolina. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2021. There are no tax examinations currently in progress.

6. Contingencies

From time to time, the Company is involved in legal proceedings in the normal course of business. Management does not believe that the final resolution of any such legal proceedings will have a material effect on the consolidated financial position or results of operations of the Company.

7. Warrants

The following represents a summary of warrants outstanding and exercisable as of September 30, 2025 and December 31, 2024:

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

Borealis Foods Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

8. Stock Option Plan

During 2022, the Company created a stock option plan (the “Plan”) that provides for the granting of options to certain employees for the purchase of the Company’s common shares. The Plan provides for the grant of stock options for eligible employees as determined by the Board of Directors and does not guarantee employment rights. During the nine months ended September 30, 2025 and 2024, the Company granted options to purchase 0 and 333,574 shares, respectively, of the Company’s common shares at an exercise price of $0.0001 per share. The weighted-average grant date fair values of options granted was $0.60 per share.

The fair values of the stock-based awards granted were calculated with the following assumptions:

Risk-free interest rate	3.81%
Expected term (years)	5-10
Expected volatility	80%
Dividend yield	0%

For the three and nine month periods ended September 30, 2025 and 2024, the Company recorded approximately $0 and $1,273,000, respectively, of stock-based compensation expense under this plan. On February 7, 2024, as a result of the Reverse Recapitalization (Note 1), 4,000,000 stock options were exercised and converted at an exchange ratio of 0.0661 into 264,400 shares of common stock. This stock option plan was closed upon the business combination and a new equity incentive plan was approved and implemented as of February 7, 2024.

Stock option activity for the nine

months ended September 30, 2024 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life(Years)
Options outstanding at December 31, 2023	3,666,426	0.0001	8.10
Granted	333,574	0.0001	8.10
Exercised	(4,000,000)	0.0001	—
Expired or forfeited	—	—	—

Options outstanding at September 30, 2024	—	—	—

For the three and nine months ended September 30, 2025, the Company issued 14,787 and 131,703 restricted stock units under the new equity incentive plan, that vest immediately up to eight months. During the three and nine months ended September 30, 2025, the Company recognized approximately $3,000 and $316,000 of stock compensation related to such restricted stock units and 85,287 of such units were exercised.

Borealis Foods Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

9. Earnings per share

Basic earnings or loss per share is based on the weighted average number of common shares outstanding for the period. For the purposes of calculating diluted earnings per share, the number of shares outstanding has been adjusted for the dilutive effects of warrants.

Basic (loss) per share calculation	For Three Months Ended		For Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Net (loss) available to common shareholders	$(3,780,821)	$(4,832,169)	$(12,568,535)	$(19,561,531)
Weighted average common shares outstanding (basic)	21,463,415	21,378,890	21,416,970	19,951,016
Basis (loss) per share from net loss	$(0.18)	$(0.23)	$(0.59)	$(0.98)

Diluted (loss) per share calculation
Net (loss) available to common shareholders	$(3,780,821)	$(4,832,169)	$(12,568,535)	$(19,561,531)
Weighted average common shares outstanding (basic)	21,463,415	21,378,890	21,416,970	19,951,016
Warrants	—	—	—	—
Weighted average common shares outstanding (diluted)	21,463,415	21,378,890	21,416,970	19,951,016
Diluted (loss) per share from net loss *	$(0.18)	$(0.23)	(0.59)	$(0.98)

*	In periods where the Company has incurred a net loss, diluted earnings per share is based on the number of common shares issued and outstanding as including the effects of warrants would be anti-dilutive.

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

11. Subsequent Events

The Company evaluated events and transactions after September 30, 2025 through November 19, 2025, the date the unaudited condensed consolidated financial statements were issued, for subsequent events requiring disclosure in these unaudited condensed consolidated financial statements.

On November 13, 2025, the Company received a notice from its senior lender, Frontwell Capital Parners Inc., (“Frontwell”), asserting the occurrence of multiple Events of Default under the Credit Agreement and indicating that cash dominion had been imposed and future revolving advances would be made at Frontwell’s discretion. Between October 21 and November 19, 2025, the Borrowers also made substantial repayments on the Revolving Loans, reducing the outstanding balance from approximately $10.2 million to $3.6 million, bringing the Borrowers back within their Borrowing Base requirements. As of the date of this filing, the obligations have not been accelerated, and the Company is evaluating the notice with its advisors and continues to work collaboratively with the lender.

On November 19, 2025, the Company issued promissory notes to the Chairman of the Company’s Board of Directors (the “Chairman”) and Chief Executive Officer of the Company (the “CEO”) in the aggregate principal amounts of $2,705,000 and $1,805,000, respectively. In addition, the Company issued a promissory note to one of its major shareholders, Oxus Capital PTE Ltd. (“Oxus”) in the amount of $3,500,000. The notes were granted in connection with the Chairman, the CEO and Oxus advancing an aggregate amount of $8,010,000 between October 22, 2025 and November 17, 2025. The terms of the notes are described in Exhibits 10.1 and 10.2 which are filed herewith. In addition, the Chief Executive Officer deferred approximately $69,000 in compensation through November 19, 2025.

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

Basis of Presentation

Borealis Foods’ unaudited condensed consolidated financial statements were prepared in accordance with U.S. GAAP. See Note 1 to our unaudited condensed consolidated financial statements for a description of our basis of presentation.

Results of Operations

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following sets forth a summary of our results of operations for the presented months ($ in thousands):

	For the Nine Months Ended September 30,				2025 vs 2024
	2025 (Unaudited)		2024 (Unaudited)		Variance
	$	% of Revenues, net	$	% of Revenues, net	$	% of Prior Period
Revenues
Gross sales	$22,165		$22,036		$129
Sales discounts & allowances	(1,027)	(5)%	(1,127)	(5)%	100	(0)%
Revenue, net	21,138		20,909		229	0%
Cost of goods sold	17,274	82%	17,110	82%	164	(0)%
Depreciation	1,408	7%	1,861	9%	(453)	(2)%
Total cost of goods sold	18,682	88%	18,971	91%	(289)	(2)%
Gross profit (loss)	2,456	12%	1,938	9%	518	2%
Sales & marketing	1,771	8%	5,074	24%	(3,303)	(16)%
Business development	1,613	8%	2,476	12%	(863)	(4)%
Training	645	3%	1,364	7%	(719)	(6)%
General & administrative expenses	6,624	31%	8,808	42%	(2,184)	(11)%
Total sales, general & administrative expenses	10,653	50%	17,722	85%	(7,069)	(33)%
Loss from operations	(8,197)	(39)%	(15,784)	(75)%	7,587	35%
Total other expense	(4,357)	(21)%	(3,763)	(18)%	(593)	(3)%
Loss before income taxes	(12,554)	(59)%	(19,547)	(93)%	6,993	34%
Income tax benefit	(14)	(0)%	(15)	(0)%	1	0%
Net loss	$(12,568)	(59)%	$(19,562)	(94)%	$6,994	34%

Other financial Data:
Adjusted EBITDA	$(2,038)	(10)%	$(1,961)	(10)%	$(77)	0%

Adjusted EBITDA is a non-GAAP financial metric. See “How we Evaluate Our Operations” below for an explanation of the terms EBITDA and Adjusted EBITDA and a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

Revenue and Customer Trends

Net revenue for the nine months ended September 30, 2025 was $21.1 million, a slight increase from $20.9 million in 2024. The increase was primarily driven by continued growth in institutional channels and branded sales, offset by the planned exit from certain low-margin retail programs.

Product Mix and Margin Performance

Gross profit improved to $2.5 million (12% of net revenue) from $1.9 million (9%) in the prior-year period, an increase of $0.6 million (32%). Excluding depreciation, non-GAAP gross margin was approximately 18%, consistent with 18% in 2024.

Operating Expenses and SG&A Trends

Total SG&A expenses declined 40% year-over-year to $10.7 million from $17.7 million in 2024. This reduction resulted from:

●	Completion of one-time professional and legal fees related to the Company’s 2024 public listing.

●	Scaled-back marketing and advertising expenditures.

●	Lower training and administrative costs resulting from tighter cost control.

Loss from operations improved to $8.2 million, compared with $15.8 million in the prior year, a 48% improvement. Adjusted EBITDA loss (non-GAAP) was $2.0 million, compared to $2.0 million in 2024. Net loss narrowed to $12.6 million, compared with $19.6 million, a 36% improvement year-over-year.

Cash Flows

The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Nine Months Ended September 30,		Year Ended December 31,
	2025	2024	2024	2023
Net cash (used in) provided by:
Operating Activities	$(3,760)	$(14,270)	$(15,090)	$(18,005)
Investing Activities	(61)	(1,709)	(1,907)	(4,466)
Financing Activities	3,297	9,085	10,034	24,940

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $3.8 million, primarily driven by the net loss of $12.6 million, adjusted for non-cash charges of $1.40 million for depreciation and amortization. This represents a 73% improvement from the $14.3 million used in the same period of 2024, as Borealis benefited from enhanced gross profit due to the performance of high-margin products like Chef Woo and Woodles, which partially offset operational expenses.

Investing Activities

Net cash used in investing activities was $0.6 million for the nine months ended September 30, 2025, primarily attributable to purchases of intangible assets to support production scale and efficiency improvements. This decrease from $1.7 million in 2024 aligns with our focused approach to capital expenditures, particularly as the Company seeks to improve asset utilization and operational efficiencies without significant expansion of its production line.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2025, was $3.3 million, financing was driven by advances from related parties. In comparison, net cash provided by financing activities in the nine months ended 2024, was $9.1 million, and largely attributable to borrowings on the line of credit and proceeds from convertible debt. The financing activities in 2025 primarily support working capital needs and strategic investments in growth initiatives.

Comparison of the Three Months Ended September 30, 2025 and 2024

The following sets forth a summary of our results of operations for the presented months ($ in thousands):

	For the Three Months Ended September 30,				2025 vs 2024
	2025 (Unaudited)		2024 (Unaudited)		Variance
	$	% of Revenues, net	$	% of Revenues, net	$	% of Prior Period
Revenues
Gross sales	$7,364		$8,076		$(712)
Sales discounts & allowances	(260)	(4)%	(388)	(5)%	128	0%
Revenue, net	7,104		7,688		(584)	0%
Cost of goods sold	5,610	79%	5,953	77%	(343)	2%
Depreciation	453	6%	462	6%	(9)	0%
Total cost of goods sold	6,063	85%	6,415	83%	(351)	2%
Gross profit (loss)	1,041	15%	1,273	17%	(232)	(2)%
Sales & marketing	618	9%	1,123	15%	(505)	(6)%
Business development	488	7%	1,307	17%	(819)	(10)%
Training	251	4%	478	6%	(227)	(3)%
General & administrative expenses	1,608	23%	1,986	26%	(379)	(2)%
Total sales, general & administrative expenses	2,965	42%	4,894	64%	(1,929)	(21)%
Loss from operations	(1,924)	(27)%	(3,621)	(47)%	1,696	19%
Total other expense	(1,856)	(26)%	(1,210)	(16)%	(646)	(10)%
Loss before income taxes	(3,780)	(53)%	(4,831)	(63)%	1,050	10%
Income tax benefit	0	0%	(1)	(0)%	1	0%
Net loss	$(3,780)	(53)%	$(4,832)	(63)%	$1,050	10%

Other financial Data:
Adjusted EBITDA	$293	4%	$17	0%	$276	4%

Adjusted EBITDA is a non-GAAP financial metric. See “How we Evaluate Our Operations” below for an explanation of the terms EBITDA and Adjusted EBITDA and a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

Revenue and Customer Trends

Net revenue for the three months ended September 30, 2025 was $7.1 million, compared to $7.7 million in the same period of 2024, representing a slight decline of $0.6 million (8%). The modest reduction reflects timing of customer shipments and completion of certain mass retail programs offset by continued growth from institutional and branded accounts including Ramen Express, and Chef Woo.

The Company continued its transition toward food-service and institutional markets, which provide improved pricing power and stable recurring demand. Retail exposure was intentionally reduced during the period as management concentrated on higher-margin SKUs and branded products aligned with institutional growth.

Product Mix and Margin Performance

Gross profit for the quarter totaled $1.0 million (14% of net revenue) versus $1.3 million (17%) in the prior-year quarter. The year-over-year change reflects temporary shifts in production and product mix ahead of the seasonal rollouts, along with higher packaging costs and promotional timing. Depreciation expense was consistent at $0.5 million, and excluding depreciation, non-GAAP gross margin approximated 21%, compared with 23% in 2024.

Margin expansion is expected to resume as new higher-margin branded products, including Woodles and Chef Woo, begin shipping in the fourth quarter and extend through April.

Operating Expenses and SG&A Trends

As the Company enters its primary seasonal production window, investments in business development and R&D were made to support new high-margin SKUs and expanded institutional partnerships.

Total SG&A expenses decreased 38% year-over-year, to $3.0 million from $4.9 million in the third quarter of 2024. Key drivers included:

●	A 45% reduction in sales and marketing expenses, reflecting conclusion of broad retail promotional activities.

●	Lower training and administrative costs due to greater operational efficiency.

●	Targeted increases in business-development spending to support institutional expansion and new product introductions.

Loss from operations improved to $1.9 million, compared with $3.6 million in the prior-year period, while net loss narrowed to $3.8 million from $4.8 million. Adjusted EBITDA (non-GAAP) was $0.3 million, compared with $0.0 million in the prior year, reflecting timing of higher-margin shipments now expected in Q4 2025 through early 2026.

Liquidity and Capital Resources

As of September 30, 2025, the Company continued to operate under liquidity constraints. However, ongoing improvements in product mix, operating efficiency, and SG&A reductions have begun to stabilize working capital requirements. Management remains focused on cash preservation and aligning inventory purchases with committed demand from large institutional customers.

During the nine months ended September 30, 2025, the Chairman and the Chief Executive Officer have advanced funds totaling $3.7 million to support operations and the Chief Executive Officer deferred approximately $0.33 million of compensation. These advances are related-party transactions; we expect to disclose the key terms, including maturity, ranking, collateral (if any), and interest. The Company did not raise external capital during the period. If the Company cannot obtain adequate additional financing, it may be required to substantially curtail or limit research, marketing, production, or distribution activities, sell assets, or seek protection from creditors under bankruptcy laws.

Looking ahead, management expects that increased contribution from high-volume institutional channels, combined with disciplined cost control, will enhance cash conversion and support improved working capital efficiency in the 4th quarter of 2025.

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

Future Capital Requirements and Liquidity

We need additional capital to meet our funding requirements through fiscal year 2025, particularly to support our expansion into the premium retail segment with a prominent global brand. As of September 30, 2025, we had cash-on-hand of $0.1 million and negative working capital of $54.6 million. Our current business plan has mitigated some capital expenditure requirements, as operational efficiencies in existing production lines have reduced the need for immediate expansion. We are actively exploring additional financing options to strengthen liquidity; however, there can be no assurance that such funding will be available on favorable terms or at all. If we cannot obtain adequate additional financing, among other things, we may have to substantially curtail or limit our research, marketing, production or distribution activities, sell assets of the Company or seek protection from creditors under bankruptcy laws, which could materially and adversely affect our business plan. Inadequate financial resources could also continue to raise substantial doubt about our ability to continue as a going concern.

Going Concern

Management has evaluated whether conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance of these unaudited condensed consolidated financial statements (November 19, 2025). While the Company has historically experienced recurring operating losses and liquidity constraints, the financial results through the nine months ended September 30, 2025 reflect meaningful and measurable progress toward operational stabilization, improved margins, and a more durable customer and product mix.

During the third quarter of 2025, the Company executed a significant cost-structure reset and achieved sustained financial improvements across several key areas:

●	SG&A declined 38% year-over-year for Q3, and 40% YTD, reflecting the elimination of one-time SPAC and transaction-related expenses, tighter labor management, and focused reductions in nonessential overhead.

●	Inventory was reduced by approximately $2.0 million year-over-year, improving working-capital turnover and lowering carrying costs.

●	Revenues remained stable, with YTD net revenues slightly higher than the prior-year period despite exiting low-margin ramen and shifting toward higher-value channels.

●	Production and inventory levels are now aligned with committed institutional demand, providing improved visibility into near-term cash conversion and reducing volatility in manufacturing costs.

Although these improvements represent a clearer operating trajectory than in prior periods, the Company’s current cash position and forecasted operating requirements indicate that additional capital will be necessary to fund operations over the next twelve months. As of September 30, 2025, current liabilities included approximately $10.1 million outstanding under our revolving line of credit, approximately $15.00 million under our term loan, $5.2 million of current notes payable, and $19.1 million due to related parties (including demand notes and near-term maturities). Our debt facilities contain financial and other covenants; failure to maintain compliance, or to obtain waivers, could result in acceleration and foreclosure on collateral. As of September 30, 2025, cash was approximately $0.1 million, and current liabilities significantly exceeded current assets, reflecting continuing liquidity pressure, including current maturities of debt and related-party obligations. The Company has had extended payment terms and past-due accounts payable with the majority of its vendors and suppliers. These vendors and suppliers have had long term relationships with the Company and have been supporting in providing accommodations that help manage working capital needs to meet production demands as the Company advances its capital-raising efforts to strengthen its balance sheet.

The Company did not raise external capital during the first nine months of 2025 but is actively evaluating several financing alternatives, including incremental debt capacity, equity issuances, and strategic partnerships tied to long-term supply programs.

Management believes the strengthened margin profile, the shift to recurring institutional demand, and the structural reduction in SG&A provide a foundation for improved financial performance in future periods. Nonetheless, there can be no assurance that external financing will be available on acceptable terms or at all. If adequate funding is not secured, the Company may be required to reduce production, delay capital expenditures, implement additional cost-reduction measures, divest certain assets, or seek protection under U.S. bankruptcy laws.

Because these conditions continue to raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date of issuance (November 19, 2025), the accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include adjustments that might result from this uncertainty.

Contractual Obligations and Commitments

The following table summarizes our non-cancellable contractual obligations and other commitments as of September 30, 2025, and the effects that such obligations are expected to have on our liquidity and cash flow for future periods (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual obligations and other commitments *	$67,784	$64,117	$3,667	$—	$—

(*)	Includes operating lease liabilities for certain of our offices and facilities, accounts payable, and accrued expenses including related party notes.

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

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.

Warrants

The following represents a summary of warrants outstanding and exercisable on September 30, 2025 and December 31, 2024:

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

For the nine months ended September 30, 2025, “Adjusted EBITDA,” a non-GAAP measure, is defined as net loss attributable to us before (1) income taxes, (2) depreciation and amortization, of $1.4 million, (3) interest expense, of $4.4 million, (4) new product launch of $1.8 million, (5) training, of $0.6 million, (6) deferred stock compensation $0.3 million, (7) professional fees, of $0.4 million, and (8) business development and other extraordinary charges, of $1.6 million. For the three months ended September 30, 2025, “Adjusted EBITDA,” a non-GAAP measure, is defined as net loss attributable to us before (1) income taxes, (2) depreciation and amortization, of $0.5 million, (3) interest expense, of $1.9 million, (4) new product launch of $0.6 million, (5) training, of $0.3 million, (6) deferred stock compensation $0.0 million, (7) business professional fees, of $0.4 million, and (8) business development and other extraordinary charges, of $0.5 million. Management and our Board of Directors use this non-GAAP measure for purposes of evaluating our performance. Furthermore, the Compensation Committee of our Board of Directors uses such measure to evaluate management’s performance. We, therefore, believe that the use of this non-GAAP measure provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. As noted above, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

For the nine months ended September 30, 2024, “Adjusted EBITDA,” a non-GAAP measure, is defined as net loss attributable to us before (1) income taxes, of $0.0, (2) interest expense, of $3.8 million, (3) depreciation and amortization, of $1.9 million, (4) training, of $1.4 million, (5) business transaction costs, of $1.8 million, (6) new product launch of $5.1 million, (7) one time formulation and product development costs, of $2.5 million, and (8) deferred stock compensation $1.3 million. For the three months ended September 30, 2024, “Adjusted EBITDA," a non-GAAP measure, is defined as net loss attributable to us before (1) income taxes, (2) interest expense, of $1.2 million, (3) depreciation and amortization, of $0.5 million (4) other non-operating items, (5) training, of $0.5 million, (6) business transaction costs, of $0.3 million, (7) new product launch, of $1.1 million, (8) one-time formulation and product development costs, of $1.3 million. Management and our Board of Directors use this non-GAAP measure for purposes of evaluating our performance. Furthermore, the Compensation Committee of our Board of Directors uses such measure to evaluate management’s performance. We, therefore, believe that the use of this non-GAAP measure provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. As noted above, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

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

Sales to three customers accounted for approximately 38% and sales to four customers accounted for approximately 53% of net revenues for three month periods ended September 30, 2025 and 2024, respectively. Sales to three customers accounted for approximately 44% and 45% of net revenues for the nine month periods ended September 30, 2025 and 2024, respectively. Accounts receivable from one customer amounted to approximately 17% and three customers amounted to 37% of total accounts receivable as of September 30, 2025 and December 31, 2024, respectively. Substantially all of the Company’s sales for the three and nine month periods ended September 30, 2025 and 2024 occurred in the United States, Canada, Central America, South America, and Europe.

Purchases from 10 vendors accounted for approximately 62% and 51% of purchases during the three months ended and 57% and 54% of purchases for the nine month periods ended September 30, 2025 and 2024, respectively. Accounts payable to these vendors totaled approximately $2,048,000 and $2,570,000 as of September 30, 2025 and 2024, respectively.

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

Internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or overriding of controls. Because of the inherent limitations, only reasonable assurance with respect to financial statement preparation and presentation can be provided and misstatements may not be prevented or detected. Management evaluated the design and effectiveness of the Company’s internal control over financial reporting as of September 30, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework 2013. Based on its evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2025 due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Consistent with December 31, 2024, the Company did not effectively design, implement and operate effective process-level control activities related to inventory management.

As a result of these deficiencies, material misstatements were identified and corrected in the consolidated financial statements as of and for the year ended December 31, 2024. Because there is a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiencies represent material weaknesses in our internal control over financial reporting and our internal controls over financial reporting was not effective as of September 30, 2025. However, we have been in the process of remediating the internal control integrated framework in order to address this weakness.

Our Chief Executive Officer and Chief Financial Officer have taken additional steps to support that the unaudited condensed consolidated financial statements for the period ended September 30, 2025 are presented fairly in accordance with U.S. GAAP.

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

Item 1A. Risk Factors

Our risk factors are disclosed in Part I, Item 1A of our Annual Report on Form 10-K, filed with the SEC on April 15, 2025. There have been no material changes during the nine months ended September 30, 2025 from or updates to the risk factors discussed in Part I, Item 1A, Risk Factors, of our Annual Report, except as set forth below.

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

If we were to default on our debt obligations, it would likely cause a significant or complete reduction in the operating cash flow generated by our product sales. As of the ninemonths ended September 30, 2025 the amount we owe on outstanding Notes exceed the amount of cash on hand and consequently, unless we are able to raise funds to pay off the Notes, generate sufficient cash to pay off the Notes or extend and amend the maturity dates the Company is at substantial risk that the noteholders could assert rights against the Company. There can be no assurance that we would be able to avoid insolvency or to make timely payments on our debt or payments to our Item suppliers. If we were to default, we may incur substantial costs, that could have a severe adverse effect on our business, financial condition, results of operations and cash flow, and we might take actions to respond to any default including the curtailment or reduction in operations, the sale of assets of the Company, or seeking protection from creditors under bankruptcy or insolvency laws.

The risk factor titled “We have a limited operating history which makes it difficult to evaluate our business and prospects” is amended and restated as follows:

We have a limited operating history which makes it difficult to evaluate our business and prospects.

We have a limited operating history, which makes it difficult to evaluate our business and prospects to forecast our future results. We were founded in 2019. Although we have experienced substantial revenue growth on an annual basis, we have incurred losses since inception. As of September 30, 2025, we had cash-on-hand of $0.19 million and a negative working capital of $25.30 million USD. We are actively exploring additional financing options to strengthen liquidity; however, there can be no assurance that such funding will be available on favorable terms or at all. There can be no assurance that revenue growth will continue in the future. In addition, we may experience substantial fluctuations in operating results in the future caused by various factors, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act. We did not purchase any common shares during the period covered by this Quarterly Report under the Borealis stock buyback program as previously reported by Borealis in its Current Report on Form 8-K filed with the SEC on September 6, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1*	Form of Promissory Note for Barthelemy Helg and Z Ventures Inc.
10.2*	Form of Promissory Note for Oxus Capital PTE Ltd.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13A-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13A-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 19, 2025

	By:	/s/ Reza Soltanzadeh
Reza Soltanzadeh
Chief Executive Officer & Director

Date: November 19, 2025	-and-

	By:	/s/ Stephen Wegrzyn
Stephen Wegrzyn
Chief Financial Officer