Form 10-K
period 2025-12-31
Borealis Foods Inc.
filed 2026-06-02
CIK 1852973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the Common Shares outstanding, held by non-affiliates of the registrant, based on the closing price of $1.45, reported on the Nasdaq Capital Market, for the Common Shares on May 28, 2026, was approximately $31.12 million.

As of May 28, 2026, 21,463,306 Common Shares of the registrant, no par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable. The information required by Part III, Items 10 through 14 of this Form 10-K is included herein

i

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

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) filed by Borealis Foods Inc. (the “Company” or “Borealis Foods,” “our,” “us” or “we”) contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts, and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts, or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, Borealis Foods’ management.

Forward-looking statements may include, for example, statements about:

●	our senior secured debt is held by a related party that also holds a significant equity position and has the right to appoint directors to our Board, which may create conflicts of interest;

●	approximately $33.3 million of shareholder debt may automatically convert into Common Shares on or after July 1, 2026 if we do not complete equity financings of at least $70 million at $9.00 per share, resulting in substantial dilution to existing shareholders;

●	our Board of Directors has been reconstituted at the direction of our lender, and the lender-appointed directors may not act independently of the lender’s interests in all circumstances;

●	our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern; our limited operating history makes it difficult to evaluate our business and prospects;

●	our potential insolvency or inability to pay our debt would have a material adverse effect on our business, financial condition, results of operations and cash flow;

●	we may be unable to execute our business plan or maintain our competitive position and high-level customer satisfaction if we fail to maintain adequate operational and financial resources, fail to obtain additional financing, particularly if we continue to grow rapidly;

●	we have substantial debt burden, a significant portion of which matures soon and requires repayment or refinancing;

●	our management team has limited experience managing a public company;

●	we are an early stage and emerging growth company and, as such, we are subject to all the risks associated with early stage and emerging growth companies;

●	we have identified material weaknesses in our internal control over financial reporting; if we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Common Shares;

●	a significant portion of our revenue is concentrated with a limited number of customers;

●	adverse climate conditions may have an adverse effect on our business. We may take various actions to mitigate our business risks associated with climate change, which may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks;

●	our dependence on suppliers may materially adversely affect our operating results and financial position;

●	manufacturing and production forecasts are based on multiple assumptions. We must adequately estimate our manufacturing capacity and inventory supply. If we overestimate our demand and overbuild our capacity or inventory, we may have significantly underutilized assets. Underutilization of our manufacturing facilities can adversely affect our gross margin and other operating results;

●

our business operations and financial results could be adversely affected by the evolving U.S.-Canada trade environment, including tariffs under Section 232 and Section 122 of applicable U.S. trade laws, Canadian counter-tariffs, the outcome of the CUSMA review process scheduled for July 1, 2026, and other changes in trade policies

●

our business operations and financial results have been and could continue to be adversely affected by the 2026 Iran war, including the closure of the Strait of Hormuz and resulting disruptions to global energy, commodity, and supply chain markets;

●	we are not currently in compliance with certain Nasdaq listing requirements and failure to regain compliance by June 29, 2026 could result in delisting of our securities;

●	we may experience volatility in costs for ingredients and packaging due to conditions that are difficult to predict;

●	our future success will depend, in part, on our ability to maintain our technological leadership, enhance our current food products, develop new food products that meet changing customer needs and preferences, advertise and market our food products, and influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis;

●	our business depends on our use of proprietary technology relying heavily on laws to protect such technology;

●	U.S. shareholders may not be able to obtain judgments or enforce civil liabilities against us or our executive officers or our Board of Directors (our “Board”);

●	we will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives; and

●	other factors detailed in Part I. Item 1A. “Risk Factors” section, as such descriptions may be updated or amended in any future reports.

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

An essential aspect of Borealis Foods’ success is its strategic partnerships with prominent national and international food producers, retailers, and distributors. Serving as an innovation partner to global food leaders, Borealis Foods leverages these collaborations to expand its offerings, enhance technological capabilities, and deliver food products that embody its values of healthy nutrition and innovation.

Borealis Foods has developed the first complete protein dough containing all nine essential amino acids. It entered the market with ready-to-eat meals, featuring 20 grams of complete plant-based protein per serving, distributed through both retail and institutional/foodservice channels. Borealis Foods’ innovative model and products have allowed it to appeal to a broad range of consumers, positioning it to compete directly in the global ramen market, which was estimated to be in excess of $60 billion global market in 2025-2026 according to industry reports, including the Instant Noodles Global Market Report 2026 published by The Business Research Company.

The Company’s innovative technology was used in the development of its first vertical, ramen noodles. Lovingly made in the U.S., Chef Woo, Chef Ramsay, Ramen Express and Woodles-branded ramen noodles are produced and packaged by the Company’s wholly-owned technologically advanced manufacturing company, Palmetto Gourmet Foods, or “PGF”. Located in Saluda, South Carolina, the factory is one of the largest and most advanced ramen noodle producers in North America. With a widespread presence, Borealis Foods’ products are currently available in approximately 30,000 points of distribution primarily in the U.S., Canada, Mexico, and Latin America. The products can be found across several channels of mass merchandisers (Walmart), club stores (Costco and Sam’s Club), limited assortments retailers (Aldi and Publix), traditional supermarkets (Albertsons, Winn-Dixie, and Save Mart), regional retailer channels, and e-commerce distributors (Amazon, Walmart.com and Instacart).

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

Unique Approach to the Market

The ramen market has seen limited product innovation and differentiation resulting from product positioning which generates low retail profit margins. We are changing that paradigm with our innovative food technology, providing consumers with a healthy, affordable, shelf-stable, convenient meal. We are re-inventing instant ramen noodles while maintaining flavor consistency, palatability, and affordability. Our know-how allows us to customize products for different subsets based on the desired dietary-specific requirements (i.e., high-fiber, gluten-free, high-protein, low sodium, keto-friendly, and micronutrients). We are focused on a multi-prong approach that consists of expanding our distribution through the following channels:

●	Traditional Retail: Remain focused on existing customers while expanding into new markets in the U.S., Canada, Mexico, and Latin America.

●	Food Services: Expand our products into the food services space as a healthy ready-made food option for convenient grab-and-go meals.

●	Strategic Partnerships: Continue developing strategic partnerships with prominent national and international food producers, retailers, and distributors. Serving as an innovation partner to global food leaders, the company leverages these collaborations to expand its offerings, enhance technological capabilities, and deliver food products that embody its values of healthy nutrition and innovation.

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

Industry

Market Opportunity

We operate in the large global food industry, with a current focus on instant noodle products. Instant noodles are among the most widely consumed packaged foods globally, with consumption exceeding 120 billion servings annually, according to the World Instant Noodles Association. The global instant noodles market was estimated to be approximately $66.8 billion in 2026, and is expected to continue growing at a mid-single-digit compound annual growth rate through the early 2030s, according to the Instant Noodles Global Market Report 2026 published by The Business Research Company. Our core target market is North America, which represents a significant and growing region for instant noodle consumption and is among the top global markets by volume.

Various industry studies indicate that consumers are increasingly seeking convenient, affordable, and nutritionally balanced food options. We believe our product offerings align with these trends, including growing consumer interest in plant-based, high-protein, and minimally processed foods. Consumer preferences have also shifted toward products that offer transparency with respect to ingredient sourcing, quality, and manufacturing practices.

In addition, there has been increased focus among consumers on health and wellness, including the role of diet in long-term health outcomes, as well as interest in plant-based and alternative protein sources. While demand for such products may fluctuate based on economic conditions and pricing, we believe these trends may support continued interest in our product categories.

We believe we are positioned to participate in the broader instant meals and plant-based protein categories, supported by factors such as consumer demand for convenient meal solutions, increased awareness of protein intake, and evolving dietary preferences. However, there can be no assurance that these trends will continue or that consumer preferences will not shift.

Demographic trends, including the purchasing influence of younger consumers, may influence demand for our products. However, consumer behavior and preferences are subject to change and may be influenced by macroeconomic conditions, including inflation and changes in disposable income.

Macroeconomic conditions, including inflation, supply chain disruptions, and geopolitical developments, have affected food prices globally, including the cost of animal-based proteins. While these dynamics may influence consumer purchasing behavior, including interest in alternative protein options, such trends are uncertain and may not be sustained.

Environmental Impact

Consumer interest in plant-based food products has been influenced in part by increased awareness of health, sustainability, and environmental considerations associated with food production. We believe our product offerings align with these trends, although consumer preferences may change and demand for plant-based products may fluctuate based on a variety of factors, including pricing, macroeconomic conditions, and evolving consumer priorities.

Livestock production has been identified by various organizations as a contributor to greenhouse gas emissions and the use of land and water resources. According to the Food and Agriculture Organization, livestock production accounts for a meaningful portion of global agricultural land use and resource consumption. In addition, reports from the Intergovernmental Panel on Climate Change have indicated that changes in production and consumption patterns, including dietary shifts, may contribute to efforts to reduce greenhouse gas emissions. However, estimates of the environmental impact of livestock production vary, and the extent to which consumer behavior may change in response to such factors is uncertain.

In 2021, we engaged the University of Michigan to conduct a third-party life cycle assessment comparing the environmental impact of certain plant-based protein products, including our products, with selected animal-based protein sources (the “Assessment”). The Assessment evaluated factors such as greenhouse gas emissions, energy use, land use, and water use based on specified assumptions and methodologies.

Based on the Assessment, our plant-based protein products demonstrated lower environmental impacts across certain measured categories compared to selected animal-based protein sources on a per-protein basis. However, the results of the Assessment are dependent on the underlying assumptions, data sources, and methodologies used, and may not be representative of all production methods or consumption patterns. In addition, comparisons to other products or categories may vary depending on the scope and parameters of the analysis.

We are also subject to evolving regulatory and customer expectations relating to environmental matters, including sustainability, product sourcing, and supply chain practices. Compliance with such expectations may require changes to our operations, increase our costs, or impact our sourcing decisions. While we believe that sustainability considerations may influence consumer preferences, there can be no assurance that such considerations will result in increased demand for our products or that we will be able to effectively capitalize on these trends.

Competitive Strengths

We believe our business benefits from a combination of product innovation, alignment with evolving consumer preferences, scalable manufacturing capabilities, and an experienced management team.

Focus on Innovation

We focus on developing food products that incorporate plant-based proteins and enhanced nutritional profiles within familiar and convenient formats, such as instant noodles. We intend to continue investing in product development to expand our offerings across adjacent categories that address evolving consumer preferences, including products designed to meet a range of dietary needs.

Our product development efforts are intended to respond to changing consumer preferences and market trends. However, there can be no assurance that our innovation efforts will be successful or that new products will achieve market acceptance.

Alignment with Consumer Preferences

We believe our products are aligned with consumer demand for convenient, affordable, and nutritionally balanced food options, including interest in plant-based and alternative protein products. Our products are designed to meet a range of dietary preferences, including vegetarian and vegan diets, and certain products are certified kosher and halal.

Consumer preferences are subject to change and may be influenced by a variety of factors, including pricing, economic conditions, and competing product offerings. There can be no assurance that current trends will continue or that our products will remain aligned with consumer demand.

Scalable and Cost-Efficient Production

Our products are designed to be manufactured at scale using established production processes, which we believe supports cost efficiency and broad distribution. We believe this approach enables us to offer products at competitive price points across multiple channels. Our ability to scale production and maintain cost efficiency depends on a number of factors, including supply chain conditions, input costs, and manufacturing capacity.

Experienced Management Team

We are led by an experienced management team with backgrounds in food production, product development, and business operations.

Reza Soltanzadeh, our Chief Executive Officer and Co-Founder, has extensive experience in food science and food production, including senior management roles and investment experience in the food industry. Under his leadership, the Company has developed and commercialized a range of products and expanded its distribution across multiple channels.

Barthelemy Helg, our Co-Founder and Non-Executive Chairman, has experience across the food and biotechnology industries, including prior roles at Nestlé S.A., where he was involved in merger and acquisition activities. He has also co-founded and worked with early-stage companies.

Growth Strategy

We intend to grow our business through expanded distribution, continued investment in infrastructure and capabilities, and the development of new and enhanced products.

We have established a presence across retail and e-commerce channels and may seek to expand distribution in existing and new markets, including internationally. Our ability to expand distribution depends on a number of factors, including retailer acceptance, supply chain capacity, and competitive conditions.

We also intend to invest in our infrastructure and operational capabilities, including manufacturing, supply chain, and personnel. These investments are intended to support future growth; however, they may require significant capital and may not result in expected returns.

In addition, we intend to expand and refine our product offerings, including through improvements to existing products and the development of new products. There can be no assurance that such products will be successfully developed or achieve market acceptance.

Products

Our principal products include:

●	Chef Woo®: Super premium high-protein instant ramen product containing 20 grams of plant-based complete protein per serving. These products are designed to meet a range of dietary preferences and are certified kosher, halal, vegan, and vegetarian.

●	Chef Ramsay: Ultra-premium instant ramen products developed in collaboration with renowned chef Gordon Ramsay. Also providing 20 grams of complete protein per serving, this product was introduced with two flavors to the market to appeal to more refined consumers and those seeking a more elevated noodle meal.

●	Ramen Express®: Premium instant ramen products, also certified kosher, halal, vegan and vegetarian, offered in a variety of flavors and positioned as an affordable alternative in the category.

●	Woodles®: Whole grain-rich ramen noodles designed to provide a healthier alternative to traditional ramen, particularly for school meal programs. These noodles are made with at least 51% whole wheat flour, aligning with nutritional guidelines for schools.

Customers and Distributors

Our products are distributed through retail, e-commerce, and other channels across the United States and internationally. We continue to focus on expanding our relationships with existing customers and establishing relationships with new customers both domestically and abroad.

Our distribution footprint includes major retailers and e-commerce platforms. Our ability to maintain and expand distribution depends on factors such as product performance, pricing, supply reliability, and competition.

Supply Chain

Sourcing and Suppliers

We source key ingredients, including pea protein, flour, and oils, from third-party suppliers. We have established relationships with multiple suppliers for our principal raw materials, which we believe enhances the resilience of our supply chain.

We continue to expand our supply chain to ensure the certainty of supply of the highest quality raw materials that meet our requirements for quality.

We procure our raw materials primarily on a purchase order basis and seek to maintain sourcing flexibility across our supplier base. We periodically evaluate and qualify additional suppliers to support our operational requirements and product specifications

Manufacturing

We own our manufacturing facility located in Saluda, South Carolina, operated by our wholly-owned subsidiary, PGF. The advanced production facility is over 200,000 square feet. The facility is British Retail Consortium (“BRC”) AA+ rated food- grade facility certified. Currently, there are four fully automated cup and pillow production lines with advanced high-speed packaging machinery. There is the capacity to host six instant noodle production lines capable of producing 600 million meals per year. We believe our current facility is adequate to meet ongoing demand and is capable of hosting additional production lines to support our future ramp-up.

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

Sales and Marketing and Consumer Outreach

Sales

We maintain a hybrid sales organization that combines internal account management with third-party sales agencies, brokers, distributors and food service relationships. This structure supports sales across retail, e-commerce, institutional and other channels in the United States and selected international markets. Our third-party partners provide account coverage, retail execution support, syndicated data resources and planogram merchandising support, while our internal team focuses on strategic account management, customer development, channel support and key account relationships.

Marketing

Our marketing strategy is designed to build awareness, trial and repeat purchase across a portfolio of convenient, better-for-you noodle products positioned at different price points and for different consumer occasions. We market our brands through a mix of digital content, paid media, retail support, public relations, influencer collaborations and brand partnerships. Our efforts are intended to support consumer pull and sell-through, and supporting retail trade, while aligning marketing investment with our evolving channel mix and product portfolio.

Marketing Activities

●	Digital and Social Media. We use owned and paid digital channels to communicate product information, recipes and promotional activity, and to engage consumers across a range of demographic and lifestyle segments.

●	AI-Enabled Marketing and Search Visibility. We increasingly use artificial intelligence-supported tools and workflows to improve the speed, efficiency and targeting of marketing activities, including content development support, campaign planning, audience insight analysis, creative testing and optimization of product messaging across digital channels. We are also adapting portions of our digital marketing and content strategy to improve the visibility, relevance and accuracy of our brands and products in emerging AI-driven search and recommendation environments, where consumers may discover products through conversational queries, product summaries and other search experiences that differ from traditional keyword-based search.

●	Influencer and Brand Collaborations. We work with creators, culinary personalities and strategic partners to expand reach and reinforce brand credibility and awareness. Our collaboration with Gordon Ramsay has supported the launch and awareness of our premium Chef Ramsay product offerings.

●	Retail and E-commerce Support. We support retail and e-commerce channels through targeted marketing programs, merchandising support, and product content designed to facilitate consumer engagement and product availability.

●	Public Relations and Brand Awareness. We use press outreach, events and product announcements to increase awareness of our brands, product innovation and channel expansion.

●	Channel-Focused Launches. We support product launches and channel expansion initiatives, including growth in institutional and school meal channels and the introduction of premium branded offerings.

Competition

We operate in a highly competitive food category. Our products compete with traditional instant noodle brands, private label offerings, plant-based and protein-focused products, and other convenient meal solutions that address similar consumer needs, including taste, nutrition, convenience and value.

Competition varies by brand, channel, price point and consumer occasion. We also compete with companies that have introduced or are introducing nutritionally enhanced or high-protein noodle products.

Many of our competitors have greater financial, marketing, manufacturing and distribution resources, as well as broader product portfolios, more established customer relationships and greater brand recognition. As a result, we may face pricing pressure, increased promotional activity and competition for shelf space, distribution and consumer attention.

Employees

As of December 31, 2025, we had 140 full-time employees, including 117 in manufacturing operations (including 36 agency employees), one in research and development, nine in sales and marketing, two in human resources, five in finance, two in legal and four in administration. Our employees are all employees at will and are not subject to any collective bargaining agreements.

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

Government Regulation

Along with our brokers, distributors, ingredients, and packaging suppliers, we are subject to extensive laws and regulations in the U.S. by federal, state, and local government authorities. In the United States, the primary federal agencies governing the manufacturing, distribution, labeling, and advertising of our products are the FDA, and the U.S. Federal Trade Commission (or “FTC”). Under various federal statutes and implementing regulations, these agencies, among other things, prescribe the requirements and establish the standards for quality and safety and regulate our product composition, manufacturing, labeling, and other marketing and advertising to consumers. Among other things, the facility in which our products and ingredients are manufactured must register with the FDA, comply with current good manufacturing practices (or “cGMPs”), and comply with a range of food safety requirements established by and implemented under the Food Safety Modernization Act of 2011. The FDA has the authority to inspect our facility to evaluate compliance with these requirements. The FDA also requires that certain nutrition and product information appear on our product labels and, more generally, that our labels and labeling be truthful and non-misleading. Similarly, the FTC requires that our marketing and advertising be truthful, non-misleading, and not deceptive to consumers. We are also restricted from making certain types of claims about our products, including nutrient content claims, health claims, and claims regarding the effects of our products on any structure or function of the body, whether express or implied unless we satisfy certain regulatory requirements.

Available Information

Our website address is www.borealisfoods.com. The contents of, or information accessible through, our website are not incorporated by reference herein and are not a part of this Annual Report. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8- K and all amendments to those reports, as well as beneficial ownership filings available free of charge on our website under the “Investors,” “Financials” section as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC.

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

SUMMARY OF RISK FACTORS

The following is a summary of some of the risks and uncertainties as of the date of the filing of this Annual Report on Form 10- K that could materially adversely affect our business, financial condition, results of operations and cash flow. You should read this summary together with the more detailed description of each risk factor contained below in the section titled “Risk Factors.”

Risks Related to Our Financial Condition

●	We have minimal cash on hand, substantial indebtedness, and there is substantial doubt about our ability to continue as a going concern;

●	Our senior secured debt is held by Oxus Capital PTE Ltd., a related party and our largest shareholder, which creates potential conflicts of interest and limits our financial flexibility;

●	Approximately $33.3 million of shareholder debt may automatically convert into Common Shares on or after July 1, 2026, which could result in substantial dilution to existing shareholders;

●	Our lender has the option to convert approximately $2.0 million in accrued interest into Common Shares, which would further dilute existing shareholders;

●	Our independent registered public accounting firms have expressed substantial doubt about our ability to continue as a going concern;

●	Our potential insolvency or inability to pay our debt would have a material adverse effect on our business, financial condition, results of operations and cash flow, cash available for distribution as well as our ability to service our debt obligations, and could result in our inability to continue as a going concern

●	We will require substantial capital investment in the future, and our inability to raise adequate capital could affect our ability to continue as a going concern;

●	Our financial results and future growth have been, and could in the future be, harmed by currency exchange rate fluctuations;

●	Insolvency, credit problems or other financial difficulties that could confront our retail partners could expose us to financial risk;

Risks Related to Our Business

●	We have a limited operating history which makes it difficult to evaluate our business and prospects;

●	The loss of key personnel, or failure to attract and retain other highly qualified personnel in the future, could harm our business;

●	Our management team has limited experience managing a public company;

●	We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives;

●	Our dependence on suppliers may materially adversely affect our operating results and financial position;

●	Manufacturing and production forecasts are based on multiple assumptions. We must adequately estimate our manufacturing capacity and inventory supply. If we overestimate our demand and overbuilds our capacity or inventory, we may have significantly underutilized assets. Underutilization of our manufacturing facilities can adversely affect our gross margin and other operating results;

●	We may experience volatility in costs for ingredients and packaging due to conditions that are difficult to predict;

●	Our future success will depend, in part, on our ability to maintain our technological leadership, enhance our current food products, develop new food products that meet changing customer needs and preferences, advertise and market our food products, and influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis;

●	Adverse climate conditions may have an adverse effect on our business. We may take various actions to mitigate our business risks associated with climate change, which may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks;

●	The spread of contagious diseases, natural disasters, severe weather, actual or threatened hostilities or war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty may cause global economic disruption, and its impact on our business is uncertain;

●	Consumer spending habits, including discretionary spending on food products such as ours, are affected by many factors;

●	We face market competition, and if we are unable to compete effectively with our competitors, our business and operating results could be materially adversely affected;

●	A portion of our revenue is derived from key customers, and changes in these relationships could affect our business;

●	We may not continue to grow or maintain our active customer base, may not be able to achieve or maintain profitability, and may not be aligned with customer trends and preferences;

●	If we fail to maintain adequate operational and financial resources, particularly if we continue to grow rapidly, we may be unable to execute our business plan or maintain our competitive position and high-level customer satisfaction;

●	We will need to grow the size of our organization, and we may experience difficulties in managing this growth;

●	Geopolitical conflicts, including the war in Iran and the closure of the Strait of Hormuz, have disrupted global energy and commodity markets and could materially adversely affect our business;

●	We are subject to risks related to the availability and cost of agricultural commodities and ingredients, which are largely dependent on factors outside of our control;

●	Our business is subject to an increasing focus on environmental and social impact matters;

●	Changes in commodity costs and other operating costs could materially adversely affect our results of operations;

Risks Related to Technology and Intellectual Property

●	Our success depends in part on our ability to innovate and respond to changing consumer preferences and industry developments;

●	Our business depends on our ability to protect our intellectual property and proprietary technology;

●	Our intellectual property rights may be difficult to enforce and may not provide meaningful protection;

●	Cybersecurity incidents or disruptions to our information technology systems could adversely affect our business;

●	Our insurance coverage may be insufficient to cover certain risks;

Risks Related to Legal and Regulatory Matters

●	We are subject to government regulation and failure to comply could adversely affect our business;

●	Changes in laws and regulations could adversely affect our business;

●	We are subject to risks associated with international sales and expansion;

●	Climate-related laws, regulations and evolving expectations may adversely affect our business;

Risks Related to Ownership of Our Securities

●	Raising additional capital may cause dilution to our Shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;

●	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Common Shares;

●	Our Articles, together with our By-laws, and Canadian laws and regulations applicable to us may adversely affect our ability to take actions that could be deemed beneficial to our shareholders;

●	U.S. shareholders may not be able to obtain judgments or enforce civil liabilities against us or our executive officers or our board of directors;

●	The price of our Common Shares may be volatile, and you could lose all or part of your investment;

●	We may issue additional shares or other equity securities without your approval, which would dilute your ownership interest in us and may depress the market price of your shares;

●	We are not currently in compliance with certain Nasdaq listing requirements, and failure to regain compliance by June 29, 2026 could result in delisting of our securities;

●	Our Board of Directors has been reconstituted at the direction of our lender, and two of our directors were appointed pursuant to requirements of the Oxus Credit Agreement;

General Risk Factors

●	The global scope of our business subjects us to risks that could negatively affect our business;

●	Unfavorable general economic conditions could adversely affect our business, financial condition, results of operation and cash flow;

●	Tariffs, trade restrictions, and the evolving U.S.-Canada trade environment, including the outcome of the CUSMA review process, could increase our costs and adversely affect our operations;

●

The 2026 Iran war and related energy market disruptions may contribute to a broader economic downturn, inflation, and recession, which could reduce demand for our products and impair our ability to raise capital; and

●	Economic recessions or downturns could impair our company and harm our business, financial conditions, operating results and cash flow.

Risks Related to Our Financial Condition

We have minimal cash on hand, substantial indebtedness, and there is substantial doubt about our ability to continue as a going concern.

As of December 31, 2025, we had cash and cash equivalents of approximately $0.06 million and a working capital deficit of approximately $(61.76) million. Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in its reports on our consolidated financial statements for the years ended December 31, 2025 and 2024.

Subsequent to December 31, 2025, the Company completed the refinancing of its former credit facility with Frontwell Capital Partners Inc. through the Oxus Credit Agreement described below, which eliminated the near-term maturity risk associated with the Frontwell facility. However, we continue to have recurring losses, negative cash flows from operations, and a highly leveraged capital structure. Our ability to continue as a going concern depends on our ability to generate sufficient revenue and cash flow from operations, manage our debt service obligations under the Oxus Credit Agreement (which bears interest at 12% per annum), and obtain additional financing.

In addition, if the Required Equity Financing under the Conversion Agreement is not completed by July 1, 2026, approximately $33.3 million of shareholder debt will automatically convert into Common Shares, which would reduce our debt burden but result in substantial dilution to existing shareholders. Even if the conversion occurs, we may continue to require additional capital to fund our operations and service our remaining debt obligations. There can be no assurance that we will be able to obtain additional financing on acceptable terms, or at all.

If we are unable to generate sufficient cash flow or obtain additional financing, we may be required to further curtail our operations, sell assets, or seek protection under applicable bankruptcy or insolvency laws. Any of these events could result in the total loss of your investment.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. Our registered public accounting firm has issued a report on our consolidated financial statements for the years ended December 31, 2025 and 2024, that includes an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to obtain additional equity or debt financing. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need them, we could be unable to fund our ongoing business, which, in turn, could cause our customers or suppliers to decrease the amount of business they do with us or terminate their relationship with us, or we could go into default on our outstanding indebtedness, which, in turn, would permit our creditors to enforce remedies against us and cause us to consider reducing, discontinuing, or selling operations or seeking protection from creditors, and further raise substantial doubt about our ability to continue as a going concern. The substantial doubt regarding our ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our shareholders may lose some or all of their investment in our Company. Any one or more of such events would have a material adverse effect on our business, financial condition, results of operations and cash flow and our shareholders could lose some or all of their investment.

Our potential insolvency, inability to pay our debt, or bankruptcy would have a material adverse effect on our business, financial condition, results of operations, cash flow, cash available for distribution as well as our ability to service our debt obligations, and could result in our inability to continue as a going concern.

If we were to default on our debt obligations, it would likely cause a significant or complete reduction in the operating cash flow generated by our product sales. There can be no assurance that we would be able to avoid insolvency, make timely payments on our debt or payments to creditors or suppliers. If a default were to occur, we may incur substantial costs, that could have a severe adverse effect on our business, financial condition, results of operations and cash flow, and we might take actions to respond to any default including the curtailment or reduction in operations, the sale of assets or the Company, or seeking protection from creditors under bankruptcy or insolvency laws. Any such action could materially adversely affect our business, financial condition, results of operation and cash flow.

Our senior secured debt is held by Oxus Capital PTE Ltd., a related party and our largest shareholder. The concentration of our debt with a related party lender that also has board appointment rights and significant equity ownership creates potential conflicts of interest and limits our financial flexibility.

On April 27, 2026, certain of our wholly owned subsidiaries entered into a Credit Agreement with Oxus Capital PTE Ltd. (“Oxus”), providing for a term loan of up to $17.0 million, secured by substantially all of our assets, including mortgages on our manufacturing facility and distribution center in Saluda, South Carolina. Oxus is the Company’s former SPAC sponsor and, through its controlling shareholder Kenges Rakishev, a beneficial owner of approximately 24.7% of our outstanding Common Shares. Pavel Mynzhanov, a Director of Oxus, was appointed to our Board in connection with the Oxus Credit Agreement.

The term loan matures on April 27, 2031, bears interest at 12% per annum (14% upon default), and requires 48 consecutive monthly principal and interest payments commencing May 1, 2027. At Oxus’s election, accrued interest from the closing date through April 30, 2027 (approximately $2.0 million) may be converted into Common Shares at the average closing market price for the 60 trading days preceding May 1, 2027.

The Oxus Credit Agreement contains customary affirmative and negative covenants and events of default. Among other things, the departure of Reza Soltanzadeh from his position as president or in a similar senior management role constitutes an event of default, subject to a 180-day cure period. A default under, or challenge to the validity of, the Conversion Agreement described below also constitutes an event of default. The Oxus Credit Agreement also limits our ability to make capital expenditures in excess of 120% of budgeted amounts and restricts our ability to make restricted payments without the Lender’s prior written consent.

Our senior debt is concentrated with a single related party lender that also holds a significant equity position, has the right to appoint directors to our Board, and is a party to the Conversion Agreement described below. This concentration creates potential conflicts of interest between Oxus’s interests as our lender, equity holder, and board-appointing party and the interests of other shareholders. There can be no assurance that decisions made in connection with the Oxus Credit Agreement, including the exercise of remedies upon default or the conversion of interest into equity, will be aligned with the interests of our other shareholders.

If we are unable to generate sufficient cash flow to service our debt obligations, or if we experience an event of default under the Oxus Credit Agreement, Oxus may accelerate the outstanding obligations, foreclose on our assets (which constitute substantially all of our property), and exercise other remedies, any of which could have a material adverse effect on our business, financial condition, and results of operations and could result in the loss of our manufacturing facility and other assets.

Approximately $33.3 million of shareholder debt may automatically convert into Common Shares on or after July 1, 2026, which could result in substantial dilution to existing shareholders.

In connection with the Oxus Credit Agreement, we entered into a Conversion Agreement with Oxus Capital PTE Ltd., Reza Soltanzadeh (our Chief Executive Officer), and Barthelemy Helg (our Non-Executive Chairman) (collectively, the “Shareholders”). Pursuant to the Conversion Agreement, approximately $29.1 million in aggregate principal amount of indebtedness, plus approximately $4.2 million in accrued interest (calculated through June 30, 2026), previously advanced by the Shareholders to the Company, will automatically convert into Common Shares if the Company does not consummate one or more equity financings resulting in aggregate gross proceeds of at least $70 million at a price of $9.00 per share (the “Required Equity Financing”) on or before July 1, 2026 (the “Equity Raise Deadline”).

The conversion price will be based on the volume weighted average closing price of our Common Shares for the 20 consecutive trading days ending on the trading day immediately preceding July 1, 2026. Based on the Company’s approximately 21.4 million Common Shares currently outstanding and recent trading prices, the conversion of the full amount of the indebtedness could result in the issuance of a very significant number of additional Common Shares.

As of the date of this Annual Report, we have not completed the Required Equity Financing. Completion of a $70 million equity offering at $9.00 per share would require raising proceeds at a price that is substantially above recent trading prices for our Common Shares. There can be no assurance that the Required Equity Financing will be completed on or before the Equity Raise Deadline, or at all. If the Required Equity Financing is not completed, the conversion will occur automatically, and the resulting dilution to existing shareholders could be substantial.

In addition, the Conversion Agreement contains restrictions on our ability to issue equity securities prior to the Equity Raise Deadline without the consent of the Shareholders, which may limit our ability to pursue alternative financing arrangements. Shares issuable pursuant to the Conversion Agreement would be issued in reliance on applicable exemptions from registration under the Securities Act and would constitute “restricted securities” within the meaning of Rule 144 under the Securities Act. The Conversion Shares would bear customary restrictive legends and may not be offered, sold or transferred absent registration or an applicable exemption from registration. The Company also agreed to use commercially reasonable efforts to maintain compliance with SEC reporting requirements to preserve the availability of Rule 144 for resales of the Conversion Shares.

The conversion of the indebtedness into Common Shares would eliminate a significant portion of our outstanding debt and related interest obligations, which could improve our balance sheet. However, the dilutive impact on existing shareholders could be material, and the issuance of a large number of shares could adversely affect the trading price of our Common Shares and our ability to raise capital in the future.

Our lender has the option to convert approximately $2.0 million in Year 1 accrued interest into Common Shares, which would further dilute existing shareholders.

Under the Oxus Credit Agreement, Oxus may elect, at its sole discretion, on or before May 1, 2027, to convert all accrued interest from the closing date through April 30, 2027 (approximately $2.0 million) into Common Shares at the average closing market price for the 60 trading days preceding May 1, 2027. If Oxus elects to convert, existing shareholders would experience additional dilution beyond the dilution that may result from the Conversion Agreement described above. The election to convert is entirely within Oxus’s discretion, and we have no ability to prevent or control the conversion or the resulting dilution.

We will require substantial capital investment in the future, and our inability to raise adequate capital could affect our ability to continue as a going concern.

We will require significant funding to continue our operations and execute our business plan. Our ability to raise additional capital, on timely and favorable terms or at all, depends on various factors, including macroeconomic conditions and market conditions as well as our liquidity, financial condition and results of operations. If these factors deteriorate, our ability to raise capital to fund ongoing operations, capital needs and business activities could be significantly negatively impacted. Additionally, our ability to raise capital may be affected by developments under our senior secured term loan with Oxus Capital PTE Ltd. and the terms of the Conversion Agreement, which restricts our ability to issue equity securities prior to July 1, 2026 without the consent of certain shareholders. If we cannot obtain adequate additional financing on acceptable terms, we may need to substantially curtail or limit our production activities, sell assets or the Company or seek protection from creditors under bankruptcy laws, which could materially and adversely affect our business plan. Inadequate financial resources could also raise substantial doubt about our ability to continue as a going concern.

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

We sell to many of our retail partners on open account terms and do not require collateral or a security interest in the inventory we sell them. Consequently, our accounts receivable with our retail partners are unsecured. Insolvency, credit problems, or other financial difficulties confronting our retail partners could expose us to financial risk. These actions could expose us to risks if they are unable to pay for the products they purchase from us. Financial difficulties of our retail partners could also cause them to reduce the number or size of stores, and the amount of shelf space dedicated to our products. Further, economic conditions resulting in diminished liquidity or credit availability, increases in inflation rates, rising interest rates, declines in consumer confidence, declines in economic growth, or uncertainty about economic stability, may lead to a material reduction in sales of our products by our retail partners. Any reduction in sales by, or loss of, our current retail partners or customer demand, or credit risks associated with our retail partners, could harm our business, financial condition, results of operations, and cash flow.

Risks Related to Our Business

We have a limited operating history which makes it difficult to evaluate our business and prospects.

We have a limited operating history, which makes it difficult to evaluate our business and prospects to forecast our future results. We were founded in 2019. Although we have experienced substantial revenue growth on an annual basis, we have incurred losses since inception. As of December 31, 2025, we had an approximate accumulated deficit of $(109.8) million USD. There can be no assurance that revenue growth will continue in the future. In addition, we may experience substantial fluctuations in operating results in the future caused by various factors, including:

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

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which will require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and The Nasdaq Capital Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial reporting controls and changes in corporate governance practices. Further, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, imposes significant corporate governance and executive compensation related provisions on public companies. Recent legislation permits companies that are emerging growth companies within the meaning of the federal securities laws (each, an “EGC”) to implement many of these requirements over a longer period and up to five years from the pricing of their initial public offering. Shareholder activism, the current political environment and government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways that cannot currently be anticipated.

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

These risks have been significantly heightened by the 2026 Iran war and the closure of the Strait of Hormuz, which have disrupted global markets for energy, petrochemicals, and fertilizer. The resulting increases in energy costs directly affect our utility, freight, and packaging costs, while fertilizer price increases may increase the cost of wheat, flour, and other crop-based ingredients used in our products. These cost pressures may persist for an extended period regardless of when the geopolitical conflict is resolved and may not be fully offset through pricing actions or other mitigation measures.

Our future success will depend, in part, on our ability to maintain our technological leadership, enhance our current food products, develop new food products that meet changing customer needs and preferences, advertise and market our food products, and influence and respond to emerging industry standards and other technological changes on a timely and cost- effective basis.

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

The global economy can be negatively impacted by a variety of factors such as the spread or fear of spread of contagious diseases (pandemics, epidemics, or other public health crises) in locations where our products are sold, man-made or natural disasters, severe weather, actual or threatened hostilities or war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty. Such adverse and uncertain economic conditions may impact distributor, retailer, foodservice, and consumer demand for our products and may lead to material and volatile increases in commodity pricing of raw materials used by us and in other costs incurred by us. For example, in connection with the war in Ukraine, governments in the U.S., U.K. and the EU have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. The uncertainty resulting from the military conflict in Europe has given rise and may continue to give rise to increases in costs of goods and services, scarcity of certain ingredients, increased trade barriers or restrictions on global trade. Further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which could materially adversely affect our business and/or our supply chain, business partners or customers in the broader region, including potential destabilizing effects that such conflicts may pose for the European continent or the global oil and natural gas markets. In addition, our ability to manage normal commercial relationships with our suppliers, co-manufacturers, distributors, retailers, foodservice customers, consumers, and creditors may suffer.

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

Consumer spending habits, including discretionary spending on food products such as ours, are affected by many factors including:

●	prevailing economic conditions, including interest rates;

●	energy costs, especially gasoline prices;

●	levels of employment;

●	salaries and wage rates, including tax rates;

●	other taxes;

●	increased uncertainty related to tariffs;

●	impacts on food prices, especially in regard to our supplies; and

●	consumer confidence.

Weakness or uncertainty regarding the economy, both domestic and international, as a result of reactions to consumer credit availability, increasing energy prices, inflation, increasing interest rates, tariffs, unemployment, pandemics and other outbreaks of illness, such as a higher than average rate of influenza, adverse weather conditions, natural disasters, war, terrorist activity or other unforeseen events could materially adversely affect consumer spending habits, which may result in lower operating revenue and materially adversely affect our business, financial condition, results of operations and cash flow.

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

A portion of our revenue is derived from key customers, and changes in these relationships could affect our business.

We generate a portion of our revenue from a group of significant customers. While our customer base has become more diversified, our business remains dependent on maintaining relationships with key customers.

Changes in these relationships, including reductions in orders, changes in purchasing patterns, or the loss of one or more significant customers, could adversely affect our revenue and results of operations.

In addition, customer demand for our products may fluctuate due to factors beyond our control, including changes in consumer preferences, inventory management practices, and broader economic conditions.

We may not continue to grow or maintain our active customer base, may not be able to achieve or maintain profitability, and may not be aligned with customer trends and preferences.

There are a number of trends in consumer preferences which have an impact on us and the food industry as a whole. These include, among others, preferences for speed, convenience and ease of food preparation, natural, nutritious, and well- proportioned meals, products that are sustainably sourced and produced and are otherwise environmentally friendly, as well as a recent trend toward meat substitutes. Concerns as to the health impacts and nutritional value of certain foods may increasingly result in food producers being encouraged or required to produce products with reduced levels of salt, sugar, and fat and to eliminate trans-fatty acids and certain other ingredients. Consumer preferences are also shaped by concern over waste reduction and the environmental impact of products. Our success depends on both the continued appeal of our products and, given the varied backgrounds and tastes of our customer base, our ability to offer a sufficient range of products to satisfy a broad spectrum of preferences. Any shift in consumer preferences in the material markets in which we operate could have a material adverse effect on our business. Consumer tastes are also susceptible to change. In addition, the growing presence of alternative retail channels could negatively impact our sales if we fail to adapt. For example, consumers with increasingly busy lifestyles are choosing the online grocery channel as a more convenient and faster way of purchasing their food products, and are also increasingly using the internet for meal ideas. Our competitiveness, therefore, depends on our ability to predict and quickly adapt to consumer preferences and trends, exploiting profitable opportunities for product development without alienating our existing consumer base or focusing excessive resources or attention on unprofitable or short-lived trends. All of these efforts require significant research and development and marketing investments. If we are unable to respond on a timely and appropriate basis to changes in demand or consumer preferences and trends, our sales volumes and margins could be materially adversely affected.

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

Geopolitical conflicts, including the war in Iran and the closure of the Strait of Hormuz, have disrupted global energy and commodity markets and could materially adversely affect our business.

The ongoing war involving the United States and Israel against Iran, which began on February 28, 2026, has caused severe disruption to global energy, commodity, and supply chain markets. Iran’s closure of the Strait of Hormuz, a critical maritime chokepoint through which approximately 20% of the world’s seaborne oil and a significant share of global liquefied natural gas pass, has been described by the International Energy Agency as the largest supply disruption in the history of the global oil market. Oil prices have surged significantly since the conflict began, and the closure has disrupted global trade in energy, fertilizer, petrochemicals, and other commodities.

These disruptions directly affect our business in several ways:

●	Energy and fuel costs. The surge in oil and natural gas prices has increased transportation, freight, and utility costs at our manufacturing facility in Saluda, South Carolina, and throughout our distribution network.

●	Packaging costs. A substantial portion of global polyethylene and polypropylene exports originates from the Middle East and relies on the Strait of Hormuz for shipping. The disruption to petrochemical supply chains has increased the cost of plastic packaging materials used for our products.

●	Fertilizer and ingredient costs. The Strait of Hormuz is a major transit route for globally traded fertilizer, including nitrogen-based fertilizers produced from natural gas. Rising fertilizer costs increase the cost of crops, including wheat and other grains used in our products.

●	Macroeconomic conditions. Elevated energy prices, inflationary pressures, and heightened geopolitical uncertainty may reduce consumer disposable income and discretionary spending, including spending on our products.

Peace talks between the United States and Iran have not yielded a resolution as of the date of this filing, and the duration and geographic scope of the conflict remain uncertain. If the Strait of Hormuz remains closed for an extended period, or if the conflict escalates further, the impact on global commodity markets, supply chains, and macroeconomic conditions could be severe and prolonged. Industry analysts have projected that the impact on food prices and packaging costs may persist for 12 to 24 months even after the underlying geopolitical conflict is resolved.

In addition, the continuing war in Ukraine and related sanctions continue to contribute to volatility in energy and grain markets. The combined effect of these geopolitical events on global energy, food, and commodity markets could materially adversely affect our business, financial condition, results of operations, and cash flows.

We are subject to risks related to the availability and cost of agricultural commodities and ingredients, which are largely dependent on factors outside of our control.

Our ability to secure a consistent supply of ingredients at competitive prices depends on factors beyond our control, including agricultural conditions, the availability and scale of farms producing key crops (such as wheat and peas), the financial stability of suppliers, and broader economic conditions. These factors may be further affected by geopolitical events, including ongoing conflicts in Ukraine and the Middle East, related sanctions, trade restrictions, and disruptions to global energy markets, transportation routes, and supply chains.

The ingredients used in our products are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, earthquakes, hurricanes, extreme temperatures, frosts, and pest infestations, as well as longer-term shifts in climate patterns. These conditions can reduce crop yields and quality and increase volatility in supply and pricing, which may increase our cost of goods sold and adversely affect our margins.

We source certain ingredients and materials internationally, and their price and availability may be affected by political instability, tariffs, trade policies, currency fluctuations, and the outbreak or escalation of hostilities or war, as well as disruptions to shipping routes or ports. In addition, we compete with other food producers for key ingredients, and supply constraints or increased demand may result in higher costs or limited availability.

If we are unable to obtain sufficient quantities of ingredients that meet our quality standards on favorable terms, or at all, our ability to manufacture and supply products may be adversely affected, which could materially adversely affect our business, financial condition, results of operations, and cash flows.

Our business may be affected by evolving expectations relating to environmental and sustainability matters.

Stakeholders, including customers and investors, have expressed and may continue to express expectations regarding environmental, sustainability, and sourcing practices. These expectations may influence purchasing decisions, brand perception, and business relationships.

In addition, our public statements or initiatives relating to these matters may expose us to reputational risk if such statements are challenged or not achieved. Conversely, our decisions regarding whether and how to address these matters may also impact our brand and customer relationships.

Changes in commodity costs and other operating costs could materially adversely affect our results of operations.

Our profitability depends in part on our ability to manage changes in commodity costs, including key ingredients such as grains and plant-based inputs, as well as fuel, utilities, distribution, and labor costs. These costs are subject to volatility due to factors beyond our control, including general economic conditions, inflation, supply and demand dynamics, and energy prices.

Increases in commodity and operating costs may not be fully offset through pricing actions or other cost mitigation measures, and any inability to do so could adversely affect our margins and results of operations.

In addition, weather variability and longer-term changes in climate patterns may impact the availability and cost of certain ingredients. Our efforts to source ingredients that meet our product specifications and sourcing standards may also result in higher or more variable input costs.

These risks have been heightened by the 2026 Iran war and the closure of the Strait of Hormuz. The resulting disruptions to global energy and petrochemical markets have increased our utility, freight, and packaging costs and may continue to do so for an extended period. In addition, fertilizer price increases attributable to the disruption of Strait of Hormuz trade routes may increase the cost of wheat, flour, and other crop-based ingredients used in our products.

Risks Related to Technology and Intellectual Property

Our success depends in part on our ability to innovate and respond to changing consumer preferences and industry developments.

The market for our products is characterized by evolving consumer preferences, changing industry standards, and ongoing product innovation. Our future success depends, in part, on our ability to enhance existing products, develop new products that meet changing customer needs, and respond to technological and industry developments in a timely and cost-effective manner.

There can be no assurance that we will successfully develop new products or improve existing products, or that such products will achieve market acceptance. In addition, products or technologies developed by competitors may render our offerings less competitive or obsolete.

Our business depends on our ability to protect our intellectual property and proprietary technology.

Our success and ability to compete depend in part on our proprietary technology, formulations, and processes. We rely on a combination of patent, trademark, copyright, and trade secret laws, as well as contractual protections, to protect our intellectual property.

These protections may be limited, and there can be no assurance that they will prevent misappropriation or unauthorized use of our technology, or that competitors will not independently develop similar or superior technologies.

Our intellectual property rights may be difficult to enforce and may not provide meaningful protection.

Our commercial success depends in part on our ability to secure and enforce intellectual property rights. We may not be successful in obtaining or maintaining patent protection for our technologies, and any patents that are issued may be challenged, invalidated, or circumvented.

In addition, intellectual property laws, including patent laws, are complex and subject to evolving interpretation, which may affect the scope and enforceability of our rights. As a result, our intellectual property may not provide us with a sustained competitive advantage.

Cybersecurity incidents or disruptions to our information technology systems could adversely affect our business.

We rely on information technology systems and third-party service providers to support our operations. These systems may be vulnerable to cybersecurity incidents, including unauthorized access, data breaches, malware, phishing, and other attacks.

A cybersecurity incident could result in the loss, theft, or unauthorized disclosure of sensitive information, disruption of our operations, reputational harm, and potential legal or financial exposure. While we maintain measures designed to protect our systems, such measures may not be effective against all threats, which continue to evolve in sophistication.

We also rely on third-party service providers, including cloud-based platforms, and any failure of these providers to maintain adequate security could adversely affect our operations.

We have experienced cybersecurity incidents in the past, and while such incidents have not had a material impact to date, there can be no assurance that future incidents will not have a material adverse effect on our business.

Our insurance coverage may be insufficient to cover certain risks.

Our insurance coverage, including general liability and cyber liability insurance, may not be available on acceptable terms or in sufficient amounts to cover potential claims. In addition, insurers may deny coverage for certain claims.

Any uninsured or underinsured losses, or changes in insurance coverage, including increased premiums or deductibles, could adversely affect our financial condition and results of operations.

Risks Related to Legal and Regulatory Matters

We are subject to government regulation and failure to comply could adversely affect our business.

Our operations are subject to extensive regulation by the FDA, the U.S. Department of Agriculture and other national, state, and local authorities. Specifically, we are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, and safety of food. Under this program the FDA regulates manufacturing practices for foods through its current good manufacturing practices (“GMPs”) regulations and specifies the recipes for certain foods. Our processing facilities and products are subject to periodic inspection by federal, state, and local authorities.

We seek to comply with applicable regulations through a combination of employing internal personnel to ensure quality-assurance compliance and contracting with third- party laboratories that conduct analyses of products for the nutritional-labeling requirements. However, failure to comply with applicable laws, regulations, or permit and licensing requirements could result in fines, injunctions, product recalls, seizures, or other enforcement actions, which could adversely affect our business, financial condition, and results of operations.

Changes in laws and regulations could adversely affect our business.

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

For example, regulatory authorities in the United States, Canada, Europe, and other jurisdictions may impose restrictions on the terminology used to describe plant-based products. If we are required to modify product labeling or marketing practices, or if our products are deemed misbranded, we could be subject to enforcement actions or required to recall or relabel products, which could adversely affect our business.

Changes in or the adoption of laws and regulations could have a material effect on us, our business, financial condition, results of operations and cash flow.

We are subject to risks associated with international sales and expansion.

A key component of our strategy is to expand sales of our products into international markets. Our existing and future international sales expose us to risks associated with operating across multiple jurisdictions, including compliance with varying regulatory requirements, tariffs and trade restrictions, and changes in trade policies.

In addition, international sales may involve longer payment cycles, increased logistics complexity, currency fluctuations, and reliance on distributors or other third parties.

Our ability to expand international sales will depend on a number of factors, including our ability to obtain sufficient financing, establish and maintain relationships with distributors and customers, navigate regulatory requirements, and compete effectively in new markets. There can be no assurance that we will be successful in executing our international sales strategy.

Climate-related laws, regulations and evolving expectations may adversely affect our business.

Federal, state, and local governments, as well as customers, consumers, and investors, have increased their focus on climate change and other environmental matters. As a result, we may be subject to new or evolving laws, regulations, and disclosure requirements relating to environmental matters.

Compliance with such requirements may increase our costs, require changes to our operations or sourcing practices, or impact how we market our products. In addition, evolving stakeholder expectations may influence purchasing decisions, customer relationships, and investor sentiment.

Failure to comply with applicable requirements, or to meet evolving expectations, could adversely affect our business, financial condition, and results of operations.

Risks Related to Ownership of Our Securities

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Common Shares. As described in Item 9.A, “Controls and Procedures,” management has identified a material weakness in our internal control over financial reporting as of December 31, 2025 relating to insufficient accounting and financial reporting resources, lack of segregation of duties, and inadequate controls over related party transactions and debt covenant compliance. This material weakness has not been remediated as of the date of this Annual Report.

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

The trading price of our Common Shares has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. These factors include:

●	changes in laws or regulations applicable to our products;

●	adverse developments concerning our manufacturers or our manufacturing plans;

●	our ability to effectively manage its growth;

●	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

●	actual or anticipated variations in quarterly operating results;

●	our cash position;

●	developments relating to our financing arrangements, including compliance with debt covenants or access to capital;

●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

●	changes in the market valuations of similar companies;

●	overall performance of the equity markets;

●	sales of the Company Common Shares by us or our shareholders in the future;

●	trading volume of the Company Common Shares;

●	changes in accounting practices;

●	ineffectiveness of our internal controls;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

●	significant lawsuits, including patent or shareholder litigation;

●	general political and economic conditions; and

●	other events or factors, many of which are beyond our control.

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

The issuance of additional shares or other equity securities could have one or more of the following effects:

●	our existing shareholders’ proportionate ownership interest will decrease;

●	the amount of cash available per share, including for payment of dividends in the future, may decrease;

●	the relative voting strength of each previously outstanding share may be diminished; and

●	the market price of our shares may decline.

We are not currently in compliance with certain Nasdaq listing requirements, and failure to regain compliance could result in delisting of our securities.

On January 12, 2026, we received written notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that we are not in compliance with Nasdaq Listing Rule 5620(a), which requires listed companies to hold an annual meeting of shareholders within twelve months of the end of their fiscal year. On March 2, 2026, Nasdaq accepted our compliance plan and granted us an extension until June 29, 2026 to hold our annual shareholders’ meeting and regain compliance.

If we fail to hold our annual meeting by June 29, 2026, Nasdaq may issue a delisting determination, although we would have the right to appeal. A delisting of our Common Shares from Nasdaq could materially adversely affect the liquidity and trading price of our securities, limit our ability to raise capital, and reduce the value of your investment.

In addition, our Common Shares may become subject to additional listing requirements, including minimum bid price, market capitalization, and other continued listing standards. Our ability to satisfy these requirements depends on factors including our financial condition, the market price of our Common Shares, and investor sentiment, which may be adversely affected by the events described in these risk factors. There can be no assurance that we will maintain compliance with all applicable Nasdaq listing requirements.

Our Board of Directors has been reconstituted at the direction of our lender, and two of our directors were appointed pursuant to requirements of the Oxus Credit Agreement.

Pursuant to the Oxus Credit Agreement, the Company was required, no later than May 11, 2026, to revise the composition of its Board of Directors and appointing Pavel Mynzhanov and Zaure Algaziyeva (or such other individuals acceptable to the Lender in its sole discretion). Mr. Mynzhanov has served as a Director of Oxus Capital PTE Ltd. since June 2022.

The appointment of lender-designated directors may affect the Board’s ability to act independently of Oxus’s interests as our creditor, equity holder, and party to the Conversion Agreement. There can be no assurance that the interests of the lender-appointed directors will be aligned with the interests of our other shareholders in all circumstances, including in connection with decisions regarding the Conversion Agreement, additional financing, asset dispositions, or other material transactions.

General Risk Factors

The global scope of our business subjects us to risks that could negatively affect our business.

We operate in multiple countries and are subject to differing and evolving economic, regulatory, and geopolitical conditions. Our ability to achieve our business objectives depends, in part, on our ability to operate effectively across these environments.

Our international sales expose us to risks including changes in trade policies, tariffs, sanctions, and other governmental actions, as well as geopolitical instability, including acts of war or other hostilities. These factors may impact our supply chain, costs, and customer demand.

In addition, certain markets may present increased risks, including political or economic instability, regulatory uncertainty, and challenges in enforcing contractual rights. Our failure to manage these risks could adversely affect our business and financial results.

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

Tariffs, trade restrictions, and the evolving U.S.-Canada trade environment, including the outcome of the CUSMA review process, could increase our costs and adversely affect our operations.

Our business is subject to tariffs, duties, and other trade restrictions that may increase our input costs, affect our supply chain, or limit our ability to source materials or sell products in certain markets.

Since early 2025, the United States and Canada have been engaged in a significant trade dispute involving reciprocal tariffs. In February 2026, the U.S. Supreme Court struck down certain tariffs previously imposed under the International Emergency Economic Powers Act. The U.S. administration subsequently imposed a global 10% tariff under Section 122 of the Trade Act of 1974, with CUSMA-compliant goods generally exempt. However, tariffs on steel, aluminum, and certain derivative products remain in effect at elevated rates under Section 232 of the Trade Expansion Act of 1962, with no CUSMA exemption. Canada has imposed retaliatory counter-tariffs on certain U.S. imports, including tariffs on steel and aluminum products.

As a Canadian-incorporated company with U.S.-based manufacturing operations, we face a complex and evolving tariff environment. Our products are manufactured in the United States and sold domestically and internationally, including in Canada and Latin America. We source certain ingredients and materials from suppliers in the United States, Canada, and other jurisdictions. Changes in tariff rates, the availability or scope of CUSMA exemptions, the outcome of the CUSMA review process (which is currently scheduled for July 1, 2026), or the imposition of new tariffs or trade restrictions by the United States, Canada, or other countries could increase our raw material or distribution costs, affect the competitiveness of our products, or disrupt our supply chain.

We may not be able to shift supply arrangements to alternative sources on acceptable terms, or at all. Price increases to offset higher costs could reduce demand for our products. The imposition of tariffs or trade restrictions by foreign jurisdictions on our products could make our products less competitive in those markets. Any of these factors could materially adversely affect our business, financial condition, results of operations, and cash flows.

We are also subject to importation-related regulations, including those enforced by U.S. Customs and Border Protection (“CBP”), such as withhold release orders. The imposition of duties, quotas, or other trade measures, the withdrawal or modification of trade agreements, or delays or detentions of our shipments by CBP could disrupt our supply chain and adversely affect our operations and financial results.

The 2026 Iran war and related energy market disruptions may contribute to a broader economic downturn, inflation, and recession, which could materially adversely affect consumer demand for our products and impair our ability to raise capital.

The 2026 Iran war and the closure of the Strait of Hormuz have triggered a global energy supply disruption that has been characterized as the largest in the history of the world oil market. The resulting surge in oil, natural gas, and petrochemical prices has contributed to broad-based inflationary pressures across the global economy, including elevated fuel costs, transportation costs, and food prices. Central banks may delay or reverse planned interest rate reductions in response to higher inflation, which could further constrain consumer spending and economic growth.

The Federal Reserve Bank of Dallas has estimated that the Strait of Hormuz closure could reduce global real GDP growth by approximately 2.9 percentage points on an annualized basis. Industry observers have projected that elevated food and packaging costs may persist for 12 to 24 months even after the conflict ends. If these conditions result in a sustained economic downturn, recession, or prolonged period of elevated inflation, consumer demand for our products could decline, and our ability to maintain pricing, margins, and profitability could be adversely affected.

In addition, our ability to raise capital, refinance our debt, and attract new investors or lenders may be adversely affected by broader market volatility and investor risk aversion associated with geopolitical uncertainty and macroeconomic deterioration. These conditions may compound the liquidity and going concern risks described elsewhere in these risk factors.

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

Our failure to satisfy financial or operating covenants imposed by our lenders could lead to defaults and, potentially, termination of our loans and foreclosure on our secured assets, which could trigger cross-defaults under other agreements and jeopardize our ability to meet our obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms.

Inflationary pressures have been elevated in recent years, and there is a risk of the economy entering a recession. Any such recession could negatively impact the businesses in which we operate in. These impacts may include:

●	severe declines in the market price of our securities;

●	inability of the Company to service our debt;

●	declines in the value of our investments;

●	increased risk of default or bankruptcy;

●	increased risk of our ability to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern; and

●	limited availability of new investment opportunities.

Item 1.B. Unresolved Staff Comments

None.

Item 1.C. Cybersecurity

We maintain processes designed to assess, identify, and manage material risks from cybersecurity threats. These processes are integrated into our broader enterprise risk management activities and are overseen by our Director of Operations, with support from external information technology consultants.

Our cybersecurity risk management processes include:

●	periodic risk assessments designed to identify cybersecurity threats relevant to our operations, information systems, and data;

●	use of firewalls, endpoint detection, multi-factor authentication, and access controls to protect our information technology environment;

●	periodic cybersecurity awareness training for employees;

●	incident response procedures designed to enable identification, containment, and remediation of cybersecurity events; and

●	evaluation of cybersecurity risks associated with our use of third-party service providers, including cloud-based platforms used in our operations, marketing, and financial reporting processes.

We engage third-party information technology consultants to assist with monitoring, vulnerability assessments, and incident response support. We do not currently maintain a dedicated internal cybersecurity function, which reflects our current size and stage of development.

We have experienced cybersecurity incidents in the past. While such incidents have not had a material impact on our business, results of operations, or financial condition to date, there can be no assurance that future incidents will not have a material adverse effect. We continue to evaluate and seek to enhance our cybersecurity practices in light of evolving threats and our operational requirements.

As of the date of this Annual Report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. However, as described in Part I, Item 1.A, “Risk Factors,” under the heading “Cybersecurity incidents or disruptions to our information technology systems could adversely affect our business,” cybersecurity risks could, in the future, materially affect the Company.

Governance

Board Oversight

Our Board of Directors is responsible for oversight of risks from cybersecurity threats. The Board receives periodic updates from management regarding cybersecurity matters, including the status of any material cybersecurity incidents, the results of risk assessments, and any changes to the Company’s cybersecurity risk profile.

Management’s Role

Our Director of Operations, Mike Wells, oversees the Company’s day-to-day coordination of cybersecurity matters and works with external service providers and consultants responsible for identifying, assessing and responding to cybersecurity risks and incidents. Management relies on the expertise of these external providers for technical cybersecurity monitoring, support and incident response capabilities.

The Company relies significantly on third-party service providers and external information technology consultants to support its information technology infrastructure and cybersecurity functions, including network monitoring, system maintenance, data protection, and cybersecurity risk management.

Management is responsible for implementing and maintaining the Company’s cybersecurity risk management processes, including incident response procedures, and for reporting material cybersecurity matters to the Board on a periodic basis or on an accelerated basis in the event of a material or potentially material incident

Item 2. Properties.

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

Our principal office is located at 1540 Cornwall Rd., Suite 104, Oakville, Ontario L6J7W5, Canada.

Our manufacturing facility is located at 4160 Columbia Hwy., Saluda, South Carolina 29138, USA. The property is owned by a subsidiary of the Company and serves as collateral securing certain obligations under the Company’s senior secured credit facility with Oxus Capital PTE Ltd.

Our distribution center is located at 313 Greenwood Hwy., Saluda, South Carolina 29138, USA. The property is owned by a subsidiary of the Company and serves as collateral securing certain obligations under the Company’s senior secured credit facility with Oxus Capital PTE Ltd.

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

Holders

As of May 28, 2026, there were 28 holders of record of our Common Shares and two holders of record of our Warrants based on information furnished by Continental Stock Transfer & Trust Company, the transfer agent for our securities.

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

Recent Sales of Unregistered Securities

Not Applicable.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s consolidated financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, those set forth under Item 1.A., “Risk Factors,” included in Part I of this Annual Report on Form 10-K.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and our functional currency is the U.S. Dollar. The consolidated financial statements include the accounts of Borealis Foods Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. A summary of the significant accounting policies followed in the preparation of the consolidated financial statements is included in Note 1 to the consolidated financial statements included elsewhere in this Annual Report.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. Our registered public accounting firms has issued a report on our consolidated financial statements for the years ended December 31, 2025 and 2024, that includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. As of December 31, 2025, we had cash and cash equivalents of approximately $0.06 million, a working capital deficit of approximately $61.8 million, and an accumulated deficit of approximately $109.8 million. We have experienced recurring losses from operations and negative cash flows from operating activities. Our ability to continue as a going concern is dependent on our ability to generate sufficient cash flows from operations, manage our debt service obligations, and obtain additional equity or debt financing. Subsequent to December 31, 2025, we completed the refinancing of our former credit facility with FrontWell Capital Partners Inc. through a new Credit Agreement with Oxus Capital PTE Ltd., a related party and a major shareholder. While the Oxus Credit Agreement eliminated the near-term maturity risk associated with the FrontWell facility, we continue to have substantial indebtedness, recurring losses, and limited liquidity. In addition, if the Required Equity Financing under the Conversion Agreement is not completed by July 1, 2026, approximately $33.3 million of shareholder debt will automatically convert into Common Shares, which would reduce our debt burden but result in substantial dilution to existing shareholders. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If adequate funds are not available to us when we need them, we could be unable to fund our ongoing business, which, in turn, could cause our customers or suppliers to decrease the amount of business they do with us or terminate their relationship with us, or we could go into default on our outstanding indebtedness, which, in turn, would permit our creditors to enforce remedies against us and cause us to consider reducing, discontinuing, or selling operations or seeking protection from creditors. The substantial doubt regarding our ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. If we are unable to continue as a going concern, our shareholders may lose some or all of their investment in our Company. Any one or more of such events would have a material adverse effect on our business, financial condition, results of operations and cash flow

Overview

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

The Company continued to execute its strategic repositioning and channel diversification in 2025, with emphasis on institutional and food service growth, gross margin expansion, and structural cost reduction. Net revenue grew 8.7% year-over-year to $30.08 million, gross profit improved 60% to $3.51 million, and total SG&A declined 35.6% from the prior year. The net loss of $18.98 million for fiscal 2025 reflects the lingering burden of a capital structure shaped by the 2024 Reverse Recapitalization, not operational underperformance. Management is actively engaged in refinancing discussions and financing initiatives designed to resolve this mismatch and fully unlock the earnings power of our improving operations.

Oxus Capital Term Loan: Subsequent to December 31, 2025, the Company completed the refinancing of the FrontWell credit facility. In April 2026, Palmetto Gourmet Foods, Inc. and its affiliated entities entered into a $17.0 million term loan credit agreement with Oxus Capital Pte. Ltd., a major related party shareholder, which was used to repay and fully discharge the FrontWell credit facility. The Oxus Term Loan bears interest at 12% per annum, is interest-only during Year 1 (with Oxus Capital having the option to convert Year 1 accrued interest into common equity of Borealis Foods Inc.), amortizes on a straight-line basis over 48 months commencing May 2027, and matures in April 2031.

Additional Financing: We are pursuing equity offerings, convertible debt, strategic partnerships, and other financing alternatives to provide the working capital required to scale production and normalize vendor payment terms. Any completed financing transaction will be disclosed promptly in our SEC filings.

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

Results of Operations

The following sets forth a summary of our results of operations for the presented periods ($ in thousands):

Comparison of the Years Ended December 31, 2025 and 2024

	For the Years Ended December 31, ($ in thousands)
	2025 (Unaudited)		2024 (Unaudited)		2025 vs 2024 Variance
	$	% of Revenues, net	$	% of Revenues, net	$	% of Prior Period
Revenues
Gross sales	$31,476		$29,100		$2,376
Sales discounts & allowances	(1,396)	(5)%	(1,431)	(5)%	35	(0)%
Revenue, net	30,080		27,669		2,411
Cost of goods sold	24,727	82%	23,156	84%	1,571	(2)%
Depreciation	1,841	6%	2,324	8%	(483)	(2)%
Total cost of goods sold	26,568	88%	25,480	92%	1,088	(4)%
Gross profit (loss)	3,512	12%	2,189	8%	1,323	4%
Advertising	2,354	8%	5,733	21%	(3,379)	(13)%
Business development	2,210	7%	2,395	9%	(185)	(2)%
Training	949	3%	1,715	6%	(766)	(3)%
General & administrative expenses	9,034	30%	12,751	46%	(3,717)	(16)%
Total sales, general & administrative expenses	14,547	48%	22,594	82%	(8,047)	(34)%
Loss from operations	(11,035)	(37)%	(20,405)	(74)%	9,370	37%
Other income (expense):
Impairment loss	(2,007)	(7)%	-	0%	(2,007)	(7)%
Gain (loss) on foreign exchange rates	(16)	(0)%	4	0%	(20)	(0)%
Interest expense	(5,986)	(20)%	(5,061)	(18)%	(925)	(2)%
Total other expense	(8,009)	(26)%	(5,057)	(18)%	(2,952)	(8)%
Loss before income taxes	(19,044)	(63)%	(25,462)	(92)%	6,418	29%
Income tax benefit	67	0%	135	0%	(68)	(0)%
Net loss	$(18,977)	(63)%	$(25,327)	(92)%	$6,350	29%

Other financial Data:
Adjusted EBITDA	$(3,129)	(10)%	$(4,822)	(17)%	$1,693	7%

Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

Revenue

Net revenues increased $2.4 million, or 8.7%, to $30.1 million for the year ended December 31, 2025, compared to $27.7 million for the year ended December 31, 2024. Gross sales increased $2.4 million, or 8.2%, to $31.5 million for the year ended December 31, 2025. This growth was driven by continued expansion of our institutional food service channel, increasing volumes from key partners and the ongoing ramp-up of our higher-margin Chef Woo branded products.

We have deliberately and successfully executed a channel diversification strategy. Our largest customer represented approximately 57% of revenues in 2023, approximately 22% of revenues in 2024 and approximately 23% of revenues in 2025. Our  revenue mix reflects a substantially broader and higher-quality customer base across institutional food service, specialty retail, and select mass channel partners. This diversification strengthens our revenue resilience and supports margin improvement. In 2024, approximately 33% of our total revenues were derived from two customers. In 2025, our two largest customers in the aggregate represented approximately 35% of net revenues, with no single customer representing more than 23% of net revenues. Our revenue mix continues to broaden across institutional food service, specialty retail, and select mass channel partners.

Cost of Goods Sold and Gross Profit

Chef Woo, High Protein Ramen, our flagship brand, continued its strong growth trajectory in 2025, contributing to meaningful gross margin expansion. Combined with the growing contribution of Woodles to school meal programs and the ramp of our food service product lines, the mix shift toward higher-margin branded and institutional products is the primary driver of our gross margin improvement.

●	Product Mix: Continued shift toward Chef Woo branded and institutional products, which carry higher average margins than our legacy Ramen Express retail business.

●	Customer Mix: Deliberate reduction in reliance on low-margin mass retail volume and expansion into institutional accounts with more favorable margin structures.

Operational Efficiencies: Tighter inventory management at PGF, with inventory spoilage charges of approximately $1.1 million concentrated in the first half of the year, declining materially in second half 2025 as we aligned inventory to contracted institutional demand

Gross profit improved $1.32 million, or 60.4%, to $3.51 million for the year ended December 31, 2025, compared to $2.19 million in 2024 as compared to the negative gross margins of 2022 and 2023. Gross margin reached 11.7% for the full year, with the fourth quarter averaging 15.0%, its highest quarterly level of the year, primarily related to product mix with management’s focus on higher margin products.

Operating Expenses and SG&A Trends

Total selling, general and administrative expenses (“SG&A”) declined 35.6% year-over-year to $14.55 million, or 48.4% of net revenue, compared to $22.59 million, or 81.7% of net revenue, in the prior year. This is structural cost reduction, not cosmetic, it reflects the normalization of our cost base following the Reverse Recapitalization and the maturation of our food service channel investment.

General and administrative expenses were $9.03 million for 2025, compared to $12.75 million in 2024. The decrease reflects primarily lower freight and distribution costs, lower professional fees and stock compensation expense, as one-time transaction costs did not recur in 2025. The prior year also included approximately $1.51 million in one-time SPAC transaction-related costs and approximately $1.27 million in non-recurring stock-based compensation, neither of which recurred.

Sales and marketing expenses of $5.73 million recorded in 2024, primarily associated with the national launch of Chef Woo and Gordon Ramsay products and the build-out of our food service business development pipeline did not recur at the same level in 2025. In 2025, these costs have been substantially normalized as our channel strategy has matured.

Training costs declined to $0.95 million in 2025 from $1.72 million in 2024, reflecting the maturation of our production team at PGF as manufacturing capabilities stabilized. These costs are recorded in SG&A as they are not directly to finished goods production.

A non-cash goodwill impairment charge of $1.92 million and a trademark impairment charge of $0.09 million were recorded in Q4 2025, reducing the goodwill and trademark balance to zero. The impairment was determined following our annual goodwill impairment assessment under ASC 350, reflecting current market conditions and the Company’s capital structure. This charge has no impact on our liquidity, cash flows, or operational capacity and should not be read as indicative of any deterioration in our underlying business.

Liquidity and Capital Resources

Our primary sources of liquidity are borrowings under the FrontWell credit facility and advances from related parties. While cash generated from operations has not yet been sufficient to fully fund our operating requirements at the current stage of development, we believe the trajectory of our operating results including 8.7% net revenue growth, 60.4% gross profit improvement, and 35.6% core SG&A reduction in 2025 demonstrates an operating business that is approaching the inflection point at which self-funded growth becomes achievable. Management is actively pursuing targeted refinancing and additional capital to bridge to that inflection point.

As of December 31, 2025, we had cash and cash equivalents of $0.06 million, compared to $0.65 million as of December 31, 2024. We have a working capital deficit of approximately $(61.76) million as of December 31, 2025 and a deficit of $(13.61)  million as of December 31, 2024 The significant increase in the working capital deficit from the prior year is primarily attributable to the reclassification of the FrontWell term facility and certain related party advances to current liabilities as those obligations approach scheduled maturity. These reclassifications are accounting-driven; management is engaged in active discussions to refinance, extend, or restructure these obligations prior to their maturity dates.

Cash Flows

The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Years Ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating Activities	$(6,599)	$(15,089)
Investing Activities	(66)	(1,907)
Financing Activities	6,075	10,034

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025, was $6.60 million, compared to $15.09 million for the year ended December 31, 2024, an improvement of $8.49 million. The improvement reflects lower operating losses driven by gross margin expansion and SG&A reduction, partially offset by changes in working capital including a reduction in accounts payable. Non-cash adjustments included depreciation and amortization of $1.84 million, non-cash compensation expense of $0.44 million, and the non-cash goodwill and trademark impairment of $2.0 million. We expect operating cash usage to continue to moderate as gross margins expand and revenue grows toward the volume levels at which fixed overhead is more fully leveraged.

Investing Activities

Net cash used in investing activities was $(0.06) million for the year ended December 31, 2025, compared to $(1.91) million for the year ended December 31, 2024. Capital expenditures were minimal in 2025, reflecting management’s deliberate decision to preserve liquidity. Our manufacturing infrastructure requires limited incremental capital investment to support the revenue growth contemplated in management’s plans, as our Saluda, South Carolina facility has significant installed capacity available to deploy with working capital and customer demand rather than new capital expenditure

Financing Activities

Net cash from financing activities reflects payment activity on finance leases, borrowings and repayments under credit facilities, and related party advance activity during the year. In 2025, financing activities provided $6.08 million, driven by the advancement of related party loans and year 2024 of $10.03 million, driven primarily by proceeds from the $7.60 million line of credit draw and convertible debt proceeds.

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

Future Capital Requirements and Liquidity

We need additional capital to meet our funding requirements through fiscal 2026 to scale production toward the utilization levels at which our operating economics become self-reinforcing. The August 2026 balloon maturity risk associated with the FrontWell term facility has been eliminated as a result of the Oxus Term Loan described above, which extends our primary debt maturity to April 2031. As of December 31, 2025, we had cash on hand of $0.06 million and a negative working capital of approximately $(61.76) million.

Convertible Notes Payable. We have outstanding convertible notes payable of $3.00 million as of December 31, 2025. These notes are convertible into common shares at the option of the holder on or before the earlier of the maturity date or a qualified financing event, as defined in the note agreements.

The completion of the Oxus Term Loan in April 2026 has resolved the most critical capital structure constraint identified at year-end 2025 and materially reduces the total external capital required to reach operational sustainability.

Going Concern

Management has identified recurring losses and negative cash flows from operations as factors raising substantial doubt about our ability to continue as a going concern. We are focused on executing our strategic initiatives to drive revenue growth, manage expenses, and secure additional financing to address these risks. The consolidated financial statements have been prepared under the assumption of ongoing operations, as we seek to navigate these challenges and achieve financial stability. Substantial doubt continues to exist about the ability of the Company to continue as a going concern within one year after the date these consolidated financial statements are issued.

Management believes the going concern condition is a capital structure challenge, not a reflection of the operating business. Our manufacturing facility, our institutional customer base, and our improving unit economics are intact and improving. Management has implemented the following strategic and operational initiatives to address the going concern conditions and provide a pathway to financial sustainability:

●	Revenue and Margin Growth: Continued expansion of our institutional food service channel with committed demand from several partners. Chef Woo, our flagship high-protein brand, continues to grow and carries our highest product margins. The food service channel launched in fiscal 2024 has grown into a meaningful revenue contributor and is expected to be a major driver of the Company’s future revenues and margin expansion. We have not generated a negative gross margin quarter since the second quarter of 2025.

●	Institutional Revenue Pipeline: We have contracted institutional relationships with leading global retailers, multinational food and beverage companies and other food service customers whose combined demand, if fulfilled, would bring our facility to and beyond the utilization levels needed for sustained profitability. These relationships represent real contracted revenue not aspirational projections and we believe they provide the most direct path to the volume levels that transform our fixed cost structure from a headwind into an advantage.

●	Refinancing Completed — Oxus Capital Term Loan: Subsequent to December 31, 2025, the Company completed the refinancing of the FrontWell credit facility. In April 2026, Palmetto Gourmet Foods, Inc. and its affiliated entities entered into a $17.0 million term loan credit agreement with Oxus Capital Pte. Ltd., which was used to repay and fully discharge the FrontWell credit facility. The Oxus Term Loan bears interest at 12% per annum, is interest-only during Year 1 (with Oxus Capital having the option to convert Year 1 accrued interest into common equity of Borealis Foods Inc.), amortizes on a straight-line basis over 48 months commencing May 2027, and matures in April 2031.

●	Additional Financing: We are pursuing equity offerings, convertible debt, strategic partnerships, and other financing alternatives to provide the working capital required to scale production and normalize vendor payment terms. Any completed financing transaction will be disclosed promptly in our SEC filings.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management is confident that the combination of its operational progress, institutional demand pipeline, asset base, and ongoing financing initiatives provides a credible pathway to financial sustainability; however, there can be no assurance that management’s plans will be achieved within the timeframes required.

Contractual Obligations and Commitments.

The following table summarizes our non-cancellable contractual obligations and other commitments as of December 31, 2025, and the effects that such obligations are expected to have on our liquidity and cash flow for future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Contractual obligations and other commitments *	$70,425	$69,817	$608	$—	$—

(*)	Includes operating lease liabilities for certain of our offices and facilities, accounts payable, and accrued expenses including related party notes

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

Off-Balance Sheet Arrangements

As of December 31, 2025 and December 31, 2024, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.

Warrants

The following represents a summary of warrants outstanding and exercisable on December 31, 2025:

Description	Issue Date	Classification Exercise	Price	Expiration Date	Outstanding Shares	Exercisable Shares
Private Placement Warrants	9/13/2021	Equity	$11.50	2/7/2029	9,300,000	9,300,000
Public Warrants	9/13/2021	Equity	$11.50	2/7/2029	17,250,000	17,250,000
Private Placement Warrants	6/13/2025	Equity	$5.00	7/18/2027	100,000	100,000
Private Placement Warrants	11/19/2025	Equity	$2.50	11/19/2028	250,000	250,000
					26,900,000	26,900,000

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

The public warrants are identical to the 2021 private placement warrants in material terms and provisions, except the private placement warrants were not transferable, assignable or salable until 30 days after the completion of the Reverse Recapitalization.

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

“Adjusted EBITDA,” a non-GAAP measure, is defined as net income attributable to us before (1) income tax benefit, of $(0.07) million, (2) exchange rate, of $(0.01), (3) interest expense, of $5.99 million, (4) depreciation and amortization, of $1.84 million, (5) training, of $0.95 million, (6) business development, of $2.21 million, (7) deferred stock compensation $0.44 million, and (8) marketing $2.35 million, all for the fiscal year ended December 31, 2025. Management and our Board of Directors use this non-GAAP measure for purposes of evaluating our performance. Furthermore, the Compensation Committee of our Board of Directors uses such measure to evaluate management’s performance. We, therefore, believe that the use of this non-GAAP measure provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. As noted above, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

“Adjusted EBITDA,” a non-GAAP measure, is defined as net income attributable to us before (1) income tax benefit, of $(0.13) million, (2) interest expense, of $5.06 million, (3) depreciation and amortization, of $2.32 million, (4) training, of $1.72 million, (5) business transaction costs, of $3.17 million , (6) business development, of $2.40 million, (7) deferred stock compensation $1.27 million, and (8) marketing $5.73 million, all for the fiscal year ended December 31, 2024. Management and our Board of Directors use this non-GAAP measure for purposes of evaluating our performance. Furthermore, the Compensation Committee of our Board of Directors uses such measures to evaluate management’s performance. We, therefore, believe that the use of this non-GAAP measure provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. As noted above, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

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

Concentration Risk

The Company extends unsecured credit to its customers in the ordinary course of business. Payment terms are generally net 30 days with discounts amounting up to 2.5% for early payments. Accounts receivables are written off when they are determined to be uncollectible based on the financial stability of its customers and existing economic conditions.

Sales to two customers accounted for approximately 35% and 33% of net revenues for the years ended December 31, 2025 and 2024, respectively. Accounts receivable from three customers amounted to approximately 51% and 37% of total accounts receivable as of December 31, 2025 and 2024, respectively. Substantially all of the Company’s sales for the years ended December 31, 2025 and 2024 occurred in the United States, Canada, Central America, South America, and Europe.

Purchases from 10 vendors accounted for approximately 54% and 47% of purchases during the fiscal years ended December 31, 2025 and 2024, respectively. Accounts payable to these vendors totaled approximately $2,764,000 and $3,217,000 as of December 31, 2025 and 2024, respectively

Foreign Currency Risk

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company was notified that Carr, Riggs & Ingram, LLC (“CRI”) acquired, effective as of January 1, 2026, certain assets related to the capital markets practice of Berkowitz Pollack Brant Advisors + CPAs, LLP (“BPB”). In conjunction with this transaction, on January 13, 2026, the Company received notification from BPB that they were resigning as the Company’s independent registered public accounting firm, effective immediately. On January 15, 2026, the Audit Committee of the Company’s Board of Directors approved the appointment of CRI as the Company’s new independent registered public accounting firm.

BPB’s audit reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2024 and December 31, 2023 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

BPB’s report on the consolidated financial statements of Borealis Foods Inc. as of and for the years ended December 31, 2024 and 2023, contained an emphasis of matter that described the following: “The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the substantial amount of debt coming due within the next 12 months and negative cash flow position along with other conditions as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

During the fiscal years ended December 31, 2024 and December 31, 2023, and through January 15, 2026, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) between the Company and BPB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to BPB’s satisfaction, would have caused BPB to make reference thereto in its reports. During such periods, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K). The Company has provided BPB with a copy of the disclosures contained in this Item 9 and has requested that BPB furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company in this Item 9. A copy of such letter will be filed as Exhibit 16.1 to this Annual Report on Form 10-K.

There were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Annual Report, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15e and 15d-15e under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in internal control over financial reporting described below.

Management’s annual report on internal control over financial reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Borealis Foods’ internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Borealis Foods’ internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework (2013).” Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025, due to the material weakness described below

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended December 31, 2025, management identified the following material weakness in the Company’s internal control over financial reporting:

Insufficient Accounting and Financial Reporting Resources and Lack of Segregation of Duties

The Company does not employ a sufficient number of qualified accounting and financial reporting personnel to allow for adequate segregation of duties and timely, independent review of the Company’s financial statements and related disclosures. As of December 31, 2025, the Company’s finance function consisted of five full-time employees, including the Chief Financial Officer. This staffing level is insufficient to maintain effective internal controls given the complexity of the Company’s operations, capital structure, and reporting obligations as a public company. As a result, the Company lacks:

●	adequate segregation of duties across the financial reporting close process, including the preparation, review, and approval of journal entries, account reconciliations, and financial statement disclosures;

●	sufficient internal resources to independently review and validate complex accounting judgments and estimates, including those related to debt classification, related party transactions, going concern assessments, and non-routine transactions; and

●	effective controls over the completeness and accuracy of disclosures in the Company’s periodic reports filed with the SEC, including the timely identification and reporting of transactions requiring disclosure under the Exchange Act.

This material weakness contributed to the Company’s inability to file its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 within the time period prescribed by the SEC’s rules.

Inadequate Controls Over Related Party Transactions and Debt Covenant Compliance

The Company did not maintain effective controls over the identification, authorization, and monitoring of related party transactions and the assessment of compliance with restrictive covenants in its debt agreements. During fiscal year 2025, the Company issued approximately $11.4 million in promissory notes to entities controlled by its Chief Executive Officer and Non-Executive Chairman, and an additional $3.5 million in a promissory note to Oxus Capital PTE Ltd., a beneficial owner of more than 5% of the Company’s outstanding Common Shares, without adequate processes to evaluate whether the issuance of such notes complied with the debt incurrence restrictions of the Company’s then-existing Credit Agreement with Frontwell Capital Partners Inc. The issuance of these and other unsecured notes was subsequently identified as a contributing factor in the Events of Default under the Frontwell Credit Agreement disclosed in Part I, Item 1.A, “Risk Factors.”

The Company’s controls were insufficient to ensure that:

●	proposed related party transactions were identified and submitted for Audit Committee review and approval in advance of execution in all cases;

●	the terms of proposed debt instruments were evaluated against the restrictive covenants of the Company’s existing credit agreements before issuance; and

●	management received timely information regarding the cumulative principal amount and terms of related party indebtedness outstanding at any given time.

Remediation Efforts

Management, with oversight from the Audit Committee, is committed to remediating the material weakness described above.

The Company’s remediation plan includes the following measures, which are in various stages of implementation:

●	hiring additional qualified accounting and financial reporting personnel to provide appropriate segregation of duties and improve the timeliness and quality of the Company’s financial reporting processes;

●	enhancing the Company’s financial close procedures, including the implementation of detailed close checklists, independent review protocols for journal entries and account reconciliations, and formalized review of complex accounting judgments by the Chief Financial Officer and, where appropriate, external advisors;

●	strengthening the Company’s policies and procedures for the identification, documentation, and pre-approval of related party transactions, including requiring written confirmation of Audit Committee approval prior to the execution of any related party financing arrangement;

●	implementing a covenant compliance monitoring process, including periodic tracking of compliance with all material restrictive covenants under the Company’s debt agreements and reporting to the Audit Committee on a quarterly basis; and

●	engaging external accounting and financial reporting advisors to assist with the preparation and review of the Company’s periodic reports until the Company’s internal resources are adequate to perform these functions independently.

While the Company has begun to implement these measures, the material weakness will not be considered remediated until the applicable controls have been in operation for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. The Company cannot provide assurance that these remediation efforts will be successful or that additional material weaknesses will not be identified in the future.

Attestation report of the registered public accounting firm

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weakness described above existed as of December 31, 2025 and throughout fiscal year 2025. The remediation efforts described above commenced subsequent to December 31, 2025.

Item 9.B. Other Information.

Disclosure of Information That Would Have Been Required to Be Reported on Form 8-K

During the fiscal quarter ended December 31, 2025, the following events occurred that should have been or may have been required to be reported by the Company on a Current Report on Form 8-K but were not so reported on a timely basis:

Issuance of Promissory Notes. On November 19, 2025, the Company issued promissory notes in the aggregate principal amount of approximately $4.5 million to Z Ventures Inc. and Barthelemy Helg, each of whom is a related party, and a promissory note in the principal amount of $3.5 million to Oxus Capital PTE Ltd., a beneficial owner of more than 5% of the Company’s outstanding Common Shares. Each of the related party notes bears interest at 10% per annum. The notes were issued to fund working capital needs of the Company. For additional information regarding these notes, see Item 13, “Certain Relationships and Related Transactions, and Director Independence — Our Relationship with Reza Soltanzadeh, Barthelemy Helg, Z Ventures, Zagros Alpine Capital ULC, and Oxus Capital PTE Ltd.” The forms of promissory note used in connection with these issuances are filed as Exhibits 10.4 and 10.5 to this Annual Report.

Issuance of Warrant to EarlyBirdCapital, Inc. On November 19, 2025, the Company issued a warrant to EarlyBirdCapital, Inc. to purchase 250,000 Common Shares at an exercise price of $2.50 per share, expiring November 19, 2028, in connection with the extension of a promissory note originally issued in connection with the closing of the Company’s business combination transaction on February 7, 2024. The warrant was issued in a private placement transaction in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The warrant is filed as Exhibit 4.3 to this Annual Report.

EarlyBirdCapital Escrow Shares. In November 2025, in connection with the extension of the EarlyBirdCapital, Inc. promissory note described above, each of Mr. Helg and Mr. Soltanzadeh (through Zagros Alpine Capital ULC) provided 500,000 Common Shares as collateral for the Company’s obligations under the note. The shares were placed into escrow with Continental Stock Transfer & Trust Company. For additional information, see Item 13, “Certain Relationships and Related Transactions, and Director Independence — EarlyBirdCapital Escrow Shares.”

The Company has implemented enhanced procedures and is engaging additional resources to assist with the timely identification and reporting of events that may give rise to Form 8-K reporting obligations. See Item 9.A, “Controls and Procedures,” for additional information regarding the Company’s identified material weakness in internal control over financial reporting and the Company’s remediation efforts.

Insider Trading Arrangements

During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors

The following table sets forth the information concerning our directors, including their ages as of May 15, 2026.

Name and Position	Year First Became Director	Age	Independent	Audit Committee	Compensation Committee	Nominating and Governance Committee
Reza Soltanzadeh Director, Chief Executive Officer	2024	53	No
Ertharin Cousin Director	2024	69	Yes
Barthelemy Helg Non-executive Chairman and Director	2024	60	No
Shukhrat Ibragimov Director	2024	40	Yes
Pavel Mynzhanov Director	2026	43	No
Steven Oyer* Director	2024	70	Yes	Chairman*	Chairman	Chairman
Zaure Algaziyeva* Director	2026	46	Yes	X*	X	X
Amin Ajami* Director	2026	57	Yes	X*	X	X

*	Audit Committee Financial Expert

Executive Officers

The following table sets forth information concerning our executive officers, including their ages as of May 15, 2026.

Name and Position	Year First Became Officer	Age	Position/Title
Reza Soltanzadeh	2019	53	Director and Chief Executive Officer
Pouneh Rahimi	2019	58	Chief Legal Officer
Stephen Wegrzyn	2020	61	Chief Financial Officer
Matt Talle	2020	64	Chief Strategy Officer
Henry Wong	2021	59	Chief Marketing Officer

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

Ertharin Cousin has served as a director of our Board since February 2024. Since September 2019, Ms. Cousin has served as Founder, President and Chief Executive Officer of Food Systems For The Future Institute, a non-profit organization to catalyze, enable and scale market-driven agtech, foodtech, and food innovations, and as Visiting Scholar, Spogli Institute for the Study of International Relations, Center for Food and Environment at Stanford University. She has served as Distinguished Fellow of The Chicago Council on Global Affairs, a global affairs think tank, since June 2017. Ms. Cousin previously served at Stanford University as Payne Distinguished Lecturer and Visiting Fellow, Spogli Institute for the Study of International Relations, Center for Food and Environment from September 2017 to June 2019. From April 2012 to April 2017, Ms. Cousin served as Executive Director of the United Nations World Food Programme, the food-assistance branch of the United Nations, and she served as Ambassador and Permanent Representative to the United Nations Food and Agriculture Agencies on behalf of the U.S. Department of State from August 2009 to April 2012. Ms. Cousin previously served in a variety of executive roles between 1987 and 2009, including Founding President and Chief Executive Officer of The Polk Street Group, a management services company; Executive Vice President and Chief Operating Officer of America’s Second Harvest; Senior Vice President, Public Affairs for Albertsons Companies; White House Liaison and Special Advisor to the Secretary for the 2016 Olympics for the U.S. Department of State; and Assistant Attorney General for The State of Illinois. Ms. Cousin currently serves as member of the Supervisory Board of Bayer AG and the Board of Directors of Mondelez International, Inc. Ms. Cousin earned a B.A. at the University of Illinois at Chicago and received her J.D. from the University of Georgia School of Law. Ms. Cousin is qualified to serve on the Board given her breadth of experience and track record in the food industry. Her roles as President and Chief Executive Officer of Food Systems For The Future Institute and as Executive Director of the United Nations World Food Programme, the food-assistance branch of the United Nations, provide the Board with valuable perspective on global food systems, sustainability, and institutional operations relevant to the Company’s business.

Barthelemy Helg is a co-founder and has served as the Chairman of our Board of Directors since February 2024. Mr. Helg has served as Chairman of Dara Capital AG, a FINRA and SEC registered investment advisory and wealth management company since March 2015. Mr. Helg currently serves as a Director of AB2 Bio Ltd, a biotech company he co-founded focused on treatment of rare autoimmune diseases since July 2010. Mr. Helg served as Managing Partner of Lombard Odier & Co, where he was a member of the Finance Risk and Credit committees, from April 2000 to December 2006. Prior to that, he was Vice President for Mergers and Acquisitions of Nestle S.A. from January 1998 to March 2000. Mr. Helg began his career as an investment banker at Goldman Sachs. Mr. Helg obtained his M.L. from the University of Geneva, Switzerland, his L.L.M. from New York University and an MBA from Harvard Business School. He is also admitted to the New York Bar. Mr. Helg is qualified to serve on our Board due to his extensive experience working with entrepreneurial companies and his experience in the food industry.

Shukhrat Ibragimov has served as a director of our Board since February 2024. Mr. Ibragimov serves as member of the Board of Directors of Eurasian Resources Group (ERG), a leading natural resources (ferrochrome, iron, aluminum) company with the integrated mining, processing, energy, logistics and marketing operations based mainly in Kazakhstan and operating globally (extraction and processing of metals), since March 2021. Prior to his appointment to the Board of Directors of ERG, Mr. Ibragimov served as ERG’s Head of Business Development since 2015. Mr. Ibragimov currently also serves as member of the Boards of Directors of Eurasia Insurance Company JSC, Eurasian Financial Company JSC, Eurasian Bank JSC. In 2020, Mr. Ibragimov founded Eurasian Space Ventures LLP (ESV) based in Kazakhstan, venture fund investing in startups in aerospace industry. Through ESV, Mr. Ibragimov controls BITEEU, a cryptocurrency exchange operating globally. Mr. Ibragimov also is a co-founder of SPRK Music, a music platform that helps musicians to be discovered via a dedicated platform. Mr. Ibragimov graduated from the European Business School London with a bachelor’s degree and the Beijing Language and Culture University with a masters’ degree. Mr. Ibragimov is qualified to serve on the Board due to his prior experience serving as head of business development for a global natural resource company, which provided him with extensive cross border experience in logistics and operations.

Steven Oyer has served as a director of our Board since February 2024. He is also the Chair of the Audit Committee, the Compensation Committee and the Nomination and Governance Committee. The Board has determined that Mr. Oyer qualifies as an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K. Mr. Oyer is a finance executive who has over 40 years of business and investment experience. Since January 2023, Mr. Oyer has served as the Managing Partner of Sustainable Finance Partnerships (SFP) where he advises companies in capital transactions and business development. Prior to that, Mr. Oyer served as Chief Executive Officer of i(x) Net Zero, a publicly traded holding company focused on energy transition and sustainability, from February 2018 to January 2023. From September 2015 to February 2018, Mr. Oyer served as Senior Vice President at Lazard Asset Management where he led their Global Family Office Advisory Group. Mr. Oyer’s experience includes a senior position at the Private Funds Group of Brookfield Asset Management focused on Real Assets and Renewable Investments. Additionally, Mr. Oyer served as interim Chief Executive Officer and led the restructuring of Saflink Corporation, a NASDAQ listed biometric software company. Mr. Oyer served as a board member and audit chair of Salton, Inc., a designer, marketer, manufacturer, and distributor of a broad range of branded small appliances. Mr. Oyer was the founder of Quake Capital, an accelerator that fosters early-stage ventures led by student and faculty entrepreneurs from university ecosystems and still serves in an advisory capacity. He also has served as a member of the investment committee for the Florida Atlantic University’s Foundation. Mr. Oyer attended the University of Massachusetts. Mr. Oyer is qualified to serve on the Board due to his extensive financial and operational expertise, stemming from his prior experience serving as the CEO of i(x) Net Zero and Saflink Corporation, both NASDAQ listed public companies.

Amin Ajami has served as a director of our Board since January 2026. He serves as a member of the Audit Committee, the Compensation Committee and the Nomination and Governance Committee of the Board. The Board has determined that Mr. Ajami qualifies as an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K. Mr. Ajami has more than 30 years of experience in investment banking, principal investments, mergers and acquisitions, structured finance and capital markets transactions. Since 2021, Mr. Ajami has acted as a private investor and strategic advisor, supporting and investing in growth-stage businesses and special situations across the energy, infrastructure, and agri-food sectors. From 2015 to 2021, Mr. Ajami served as Head of Strategic Investments and Senior Advisor to a UK-based private family office, where he was responsible for evaluating investment opportunities, overseeing portfolio company expansion and exits, reviewing financial statements and operating results, and assessing capital structure and financing arrangements. His responsibilities included oversight of large-scale energy and agri-food investments, securing debt and equity capital, and evaluating financial risks, internal controls, and performance metrics. Prior to that, Mr. Ajami held senior investment and advisory roles at Strand Partners (in London), Royal Capital PJSC (in Abu Dhabi), Simon Robertson & Associates (in Hong Kong) and Asian Capital Partners (in Hong Kong), where he was involved in evaluating and overseeing complex financial transactions, capital allocation, and investment performance. He also served in a senior management capacity in connection with the acquisition and structuring of Mangistaumunaigaz by PT Medco Energi Internasional Tbk, with responsibilities relating to financial reporting, capital structure and internal controls. Mr. Ajami began his career at Arthur Andersen, and subsequently held a role at Daiwa Securities Group Inc., focusing on energy-related corporate finance and project finance transactions. Mr. Ajami holds an M.Sc. in Petroleum Engineering from Imperial College London and a B.Eng. (Hons) in Aeronautical Engineering from Queen Mary University of London. The Board believes that Mr. Ajami’s qualifications to serve as a director include his extensive experience in financial oversight, investment management, mergers and acquisitions, capital markets transactions and strategic advisory activities. In particular, his experience in evaluating financial statements, overseeing internal controls, and assessing capital structure and financing arrangements across multiple industries supports his role on the Audit Committee and his designation as an audit committee financial expert.

Zaure Algaziyeva has served as a director of our Board since May 2026. Ms. Algaziyeva is a senior executive with over 20 years of experience across FMCG production, logistics, and financial services. She has served as Deputy General Director of First Brewery LLP since 2007, where she oversees large-scale production and distribution of beer and soft drinks. In parallel, she has been Director of Baza Brewery LLP since 2018, leading the development of craft beverage production and a Member of the Supervisory Board of Caravan Beverages Group LLP, contributing to strategic oversight of import and distribution operations in the beverage sector. Earlier in her career, Ms. Algaziyeva served as Chairman of the Board of Directors of Senim Bank JSC from 2008 to 2013, where she led governance and strategic direction of the institution. She began her professional career at Kazkommertsbank JSC in the International Institutions Department, focusing on international funding, trade finance, securitization, and capital markets transactions, including IPO-related activities. Ms. Algaziyeva holds a degree in International Economic Affairs from the Kazakh Academy of Management (Narxoz) and an MSc in Banking and Finance from Loughborough University (UK). The Board believes that Ms. Algaziyeva’s extensive experience in FMCG production, logistics, banking, and international finance qualifies her to serve as a director.

Pavel Mynzhanov has served as a director of our Board since May 2026. Mr. Mynzhanov has served as Chief Executive Officer of Fincraft Energy Holding Limited since November 2025. Prior thereto, from December 2019 to January 2026, Mr. Mynzhanov served as Vice President of Fincraft Group LLP, where he was involved in investment and corporate finance activities across multiple sectors. Since June 2022, Mr. Mynzhanov has served as a Director of Oxus Capital PTE. Ltd. Oxus Capital PTE Ltd. is the lender under the Company’s Credit Agreement described in Item 13, “Certain Relationships and Related Transactions, and Director Independence.” The Board believes that Mr. Mynzhanov’s experience in investment management, corporate finance and strategic business operations qualifies him to serve on the Company’s Board of Directors. Mr. Mynzhanov received a Bachelor’s degree in Finance and Credit, Banking from the T. Ryskulov Kazakh Economic University in 2003 and attended the International Academy of Business MBA program from 2003 to 2005.

Executive Officers

Pouneh Rahimi has served as our Chief Legal Officer since July 2019. Ms. Rahimi also serves as legal counsel at Rahimi Law Office, a position she has held since September 2003. In this role, Ms. Rahimi serves as part-time general counsel to select technology companies, addressing their day-to-day legal matters arising in connection with ongoing operations including negotiation of strategic contracts and technology licensing. Ms. Rahimi has over 25 years of experience working with companies in the high-tech industry both as a lawyer and trusted business advisor. Ms. Rahimi’s practice has focused on general corporate and business matters including corporate governance and compliance, intellectual property development and licensing, trademarks (in the U.S. and Canada), and private debt and equity financing. Earlier in her career, Ms. Rahimi served as a general counsel to MRO Software, Inc. formerly a publicly traded company on Nasdaq, as well as a corporate associate at Nixon Peabody LLP. Ms. Rahimi obtained her J.D. from the New England School of Law and her B.A. from McGill University. Ms. Rahimi is licensed to practice law in New York, Massachusetts, and Ontario.

Stephen Wegrzyn has served as our Chief Financial Officer since July 2020. Prior to joining us, Mr. Wegrzyn served as the Interim Chief Financial Officer and Integration Specialist for Shed Financial Services, a financial services company, from January 2019 to July 2020. Prior to Shed Financial Services, Mr. Wegrzyn served as Chief Financial Officer for Diesel Laptops, an automotive software company, from January 2018 to November 2018. Mr. Wegrzyn held several interim CFO consulting positions from January 2015 to March 2018 in various industries including computer manufacturing, chemical manufacturing, waste transportation, trucking, and food manufacturing. Mr. Wegrzyn began his career as an accountant at Ernst and Young. Mr. Wegrzyn obtained his B.S. in Accounting and Finance from the Darla Moore School of Business of the University of South Carolina.

Matt Talle has served as Chief Strategy Officer of Palmetto Gourmet Foods (a subsidiary of ours) since January 2020. Prior to joining Palmetto Gourmet Foods, Mr. Talle held multiple leadership roles with increasing responsibility at Nissin Foods U.S. where he worked for 30 years. During his tenure at Nissin Foods, Mr. Talle served as Vice President of Business Development from June 2015 to December 2019, as Executive Vice President, Board of Director from March 2010 to June 2015, and from March 2008 to June 2010, Mr. Talle served as Vice President of Sales and Marketing. Mr. Talle obtained his B.S., Ag-Business from California Polytechnic University.

Henry Wong has served as Chief Marketing Officer of Palmetto Gourmet Foods (a subsidiary of ours) since December 2020. Mr. Wong has also served as President and Creative Strategist of Vyoo Brand + Content, a branding and marketing agency, since September 2016. His past experience also includes being Sr. VP of Global Ad Agency Saatchi & Saatchi as well as marketing for such food brands as Maple Leaf Foods, P&G, and Hormel Foods. Mr. Wong holds bachelor’s degrees from Toronto Metropolitan University and the University of Toronto in Media Studies and Film.

Audit Committee and Audit Committee Financial Expert

We have a standing Audit Committee of the board of directors. Mr. Oyer, Ms. Algaziyeva and Mr. Ajami currently serve as members of the Audit Committee, with Mr. Oyer serving as the chairperson of the Audit Committee. Our board of directors has determined that Mr. Oyer, Ms. Algaziyeva and Mr. Ajami are audit committee financial experts, as defined by SEC rules and regulations.

Our board of directors has determined that each of Mr. Oyer, Ms. Algaziyeva and Mr. Ajami is an independent director in accordance with the Nasdaq listing rules and the applicable requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended. Our board of directors has further determined that each of the members of the Audit Committee satisfies the financial literacy and sophistication requirements of the Nasdaq listing rules.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who beneficially own more than 10% of the Company’s Common Shares to file initial reports of ownership and reports of changes in ownership of Common Shares and other equity securities of the Company with the SEC. Directors, executive officers, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on a review of copies of such reports furnished to the Company and written representations from reporting persons that no other reports were required, the Company believes that during the fiscal year ended December 31, 2025, and the period from January 1, 2026 through the date of this Annual Report, all Section 16(a) filing requirements applicable to its directors, executive officers, and greater than 10% beneficial owners were complied with on a timely basis, except as follows:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Known Failure to File
Barthelemy Helg	1	1	None
Zagros Alpine Capital ULC	1	1	None
Amin Ajami	1	1	None
Zaure Algaziyeva	1	1	None
Pavel Mynzhanov	1	1	None

Item 11. Executive Compensation.

Our named executive officers (or “NEOs”) for the year ended December 31, 2025, consisted of five individuals:

(i)	Reza Soltanzadeh, our current Chief Executive Officer, who served as our principal executive officer during the year ended December 31, 2025;

(ii)	Stephen Wegrzyn, our current Chief Financial Officer, who served as our principal financial officer at the end of the fiscal year ended December 31, 2025;

(iii)	Pouneh Rahimi, our Chief Legal Officer, who was serving as our executive officer at the end of the fiscal year ended December 31, 2025;

(iv)	Henry Wong, our current Chief Marketing Officer, who was serving as our executive officer at the end of the fiscal year ended December 31, 2025; and

(v)	Matt Talle, our current Chief Strategy Officer, who was serving as our executive officer at the end of the fiscal year ended December 31, 2025.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs.

Summary Compensation Table

The following table sets forth information regarding the compensation earned during the years ended December 31, 2025 and December 31, 2024 by our NEOs.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Reza Soltanzadeh	2025	500,000	(1)	—	—	—	—	500,000
President and Chief Executive Officer	2024	450,998		—	—	—	—	450,998
Stephen Wegrzyn	2025	178,000		—	—	—	—	178,000
Chief Financial Officer	2024	178,000		—	—	—	—	178,000
Pouneh Rahimi	2025	202,915		—	—	—	—	202,915
Chief Legal Officer	2024	202,915		—	—	—	—	202,915
Henry Wong	2025	183,365		—	—	—	—	183,365
Chief Marketing Officer	2024	183,365		—	—	—	—	183,365
Matt Talle	2025	280,110		—	—	—	—	280,110
Chief Strategy Officer	2024	256,110		—	—	—	—	256,110

(1)	Mr. Soltanzadeh’s annual base salary for fiscal year 2025 was $500,000. Effective February 1, 2025, Mr. Soltanzadeh deferred the payment of his base salary through December 31, 2025. As of December 31, 2025, approximately $460,000 in deferred salary remained unpaid and is reflected as an obligation of the Company. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Narrative Disclosure to the Summary Compensation Table

Certain of the compensation paid to our NEOs reflected in the Summary Compensation Table was provided pursuant to plans and programs which are summarized below. Mr. Talle, Mr. Wegrzyn and Mr. Wong were not party to an employment agreement during 2025 or 2024. Ms. Rahimi and Mr. Soltanzadeh were each party to an employment agreement during 2024 and 2025. For a discussion of benefits, please see below.

Elements of Compensation

In 2025, our compensation program consisted primarily of the following elements: base salary and benefits.

2025 Base Salary

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

Long Term Equity Compensation Plans

The Incentive Plan initially makes available a maximum number of 1,125,869 Common Shares. The aggregate number of Common Shares that is (i) issued to an officer, director, 10% shareholder and anyone who possesses material non-public information because of his or her relationship with the company or with an officer, director or principal shareholder of the company (“Insiders”) under the Incentive Plan or any other proposed or established share compensation arrangement within any one-year period will not exceed 10% of the total issued and outstanding Common Shares subject to the Incentive Plan from time to time and (ii) issuable to a non-employee director under the Incentive Plan during any of our fiscal years may not have a “fair value” as of the date of grant, as determined in accordance with ASC Topic 718 (or any other applicable accounting guidance), that exceeds $300,000 in the aggregate. No grants were made under the equity incentive plan to NEOs in 2025.

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

Clawback Policy

We adopted a compensation recovery policy (the “Company’s Clawback Policy”), which was effective March 27, 2024, that is compliant with the Nasdaq Listing Rules, as required by the Dodd-Frank Act. A copy of the Company’s Clawback Policy was previously filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 15, 2025, and is incorporated herein by reference.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2025, no NEO held any outstanding equity awards.

Director Compensation

The following table sets forth compensation earned by or paid to each non-employee director for the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ertharin Cousin	—	40,125	—	—	40,125
Barthelemy Helg	—	40,125	—	—	40,125
Shukhrat Ibragimov	—	—	—	—	—
Steven Oyer	—	40,125	—	—	40,125
Shiv Vikram Khemka(2)	—	40,125	—	—	40,125

(1)	Amounts reflect the aggregate grant date fair value computed in accordance with ASC Topic 718; the price per share value as of the closing on May 27, 2025, the grant date, was $3.21.

No non-employee directors received cash compensation for services rendered to us during the years ended December 31, 2024 and December 31, 2025. The non-employee directors received a grant of 10,000 shares under our Equity Incentive Plan for their services in year one and a grant of 2,500 shares for the first four months of year two. The grants for the balance of the year will be made in the second quarter of 2026.

(2)	On May 11, 2026, Mr. Khemka resigned from the Board of Directors (the “Board”) of the Company and from his positions as a member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board. Mr. Khemka’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Cash Compensation

The chairperson of the three principal standing committees of our board of directors are entitled to the following annual cash retainers:

Board Committee	Chairperson Fee
Audit Committee	$16,666.66
Compensation Committee	$16,666.66
Nominating and Corporate Governance Committee	$16,666.66

No cash retainers were paid during the year ended December 31, 2025 to the chairperson of the three standing committees of our board of directors. The sums shown above will be paid during fiscal year 2026.

We also reimburse all reasonable pre-approved out-of-pocket expenses incurred by non-employee directors for their attendance at meetings of our board of directors or any committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth beneficial ownership of our Common Shares as of May 15, 2026 by:

●	each person who is the beneficial owner of more than 5% of the issued and outstanding Common Shares; and

●	each of our named executive officers and directors.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of May 15, 2026.

Our beneficial ownership is based on 21,463,306 Common Shares issued and outstanding as of May 15, 2026.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all Common Shares beneficially owned by them. To our knowledge, no Common Shares beneficially owned by any executive officer or director have been pledged as security.

The following table illustrates beneficial ownership of Common Shares as of May 28, 2026:

Name and Address of Beneficial Owners	Number of shares		% of Total Voting Power
Directors and Named Executive Officers of the Company(1)
Reza Soltanzadeh(2)	3,160,452		14.72%
Barthelemy Helg(3)	2,718,056		12.66%
Stephen Wegrzyn(4)	33,046		*
Pouneh Rahimi(5)	192,368		*
Matt Talle(6)	214,665		*
Henry Wong(7)	14,334		*
Amin Ajami(8)	110,169		*
Shukhrat Ibragimov(9)	3,224,880		15.03%
Steven Oyer(10)	14,500		*
Ertharin Cousin(11)	12,500		*
Zaure Algaziyeva	0		-
Pavel Mynzhanov(12)	930		*
All directors and executive officers as a group (12 individuals)	9,695,900	(13)	42.41%
Five or more Percent Holders
Reza Soltanzadeh(2)	3,160,452		14.72%
Oxus Capital Pte. Ltd.(14)	13,772,119		39.09%
Belphar Ltd.(15)	2,848,955		13.27%
Barthelemy Helg(3)	2,718,056		12.66%
Alta Partners LLC(16)	1,435,364		6.27%
Sergii Diachenko(17)	3,072,471		12.52%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Borealis Foods Inc. 1540 Cornwall Road, Suite 104, Oakville, Ontario L6J 7W5.

(2)	Consists of (i) 3,032,505 Common Shares held by Zagros Alpine Capital ULC and (ii) 127,947 Common Shares held by Z Ventures Inc. Reza Soltanzadeh is the President of Zagros Alpine Capital ULC and Z Ventures Inc. and has sole voting and dispositive control over the shares held by Zagros Alpine Capital ULC and Z Ventures Inc. The number of Common Shares held by Zagros Alpine Capital ULC reflects a reduction of 500,000 shares that were transferred into escrow in November 2025 as collateral for the Company’s obligations under a promissory note issued to EarlyBirdCapital, Inc. and subsequently transferred to EarlyBirdCapital upon an alleged default. See Item 13, “Certain Relationships and Related Transactions — EarlyBirdCapital Escrow Shares.” The Board of Directors has resolved to make Mr. Soltanzadeh whole through the issuance of replacement shares.

(3)	Consists of 2,718,056 Common Shares. The number of Common Shares reflects a reduction of 500,000 shares that were transferred into escrow in November 2025 as collateral for the Company’s obligations under a promissory note issued to EarlyBirdCapital, Inc. and subsequently transferred to EarlyBirdCapital upon an alleged default. See Item 13, “Certain Relationships and Related Transactions — EarlyBirdCapital Escrow Shares.” The Board of Directors has resolved to make Mr. Helg whole through the issuance of replacement shares.

(4)	Consists of 33,046 Common Shares.

(5)	Consists of 192,368 Common Shares held by Zagros Alpine Capital ULC. Ms. Rahimi does not have voting but has dispositive control over the shares held by Zagros Alpine Capital ULC. These shares are also reported as beneficially owned by Mr. Soltanzadeh in the table above by virtue of his sole voting control over Zagros Alpine Capital ULC.

(6)	Consists of (i) 80,962 Common Shares and (ii) 133,703 Common Shares held by Zagros Alpine Capital ULC. Mr. Talle does not have voting but has dispositive control over the shares held by Zagros Alpine Capital ULC. These shares are also reported as beneficially owned by Mr. Soltanzadeh in the table above by virtue of his sole voting control over Zagros Alpine Capital ULC.

(7)	Consists of 14,334 Common Shares.

(8)	Consists of 110,169 Common Shares.

(9)	Consists of (i) 2,848,955 Common Shares held by Belphar Ltd. and (ii) 375,925 Common Shares held by GSS Overseas LTD. Mr. Ibragimov is the sole shareholder of Belphar Ltd. and GSS Overseas LTD. and has sole voting and dispositive control over the shares of Belphar Ltd. and GSS Overseas LTD.

(10)	Consists of 14,500 Common Shares.

(11)	Consists of 12,500 Common Shares.

(12)	Consists of 930 Common Shares.

(13)	Includes an aggregate of 9,695,900 Common Shares held directly by, or by entities controlled by, directors and executive officers. The shares reported for Mr. Soltanzadeh and Mr. Helg reflect reductions of 500,000 Common Shares each as a result of shares transferred into escrow and subsequently transferred to EarlyBirdCapital, Inc. as described in Item 13, “Certain Relationships and Related Transactions — EarlyBirdCapital Escrow Shares.” Common Shares held by Zagros Alpine Capital ULC are reported as beneficially owned by Mr. Soltanzadeh (by virtue of his sole voting control), Ms. Rahimi (by virtue of her dispositive control over 192,368 shares), and Mr. Talle (by virtue of his dispositive control over 133,703 shares). For purposes of computing the aggregate number of shares beneficially owned by all directors and executive officers as a group, shares held by Zagros Alpine Capital ULC are counted only once to avoid duplication. Does not include any Common Shares issuable upon exercise of warrants, as no director or executive officer holds warrants as of the date of this table.

(14)	Consists of 5,302,477 Common Shares and 8,469,642 Common Shares underlying private placement warrants which are exercisable to purchase a Common Share at $11.50 per share held by Oxus Capital Pte Ltd. The address of Oxus Capital Pte. Ltd. is 300/26 Dostyk Avenue, Almaty city, Republic of Kazakhstan, P.O. 050020.Kenges Rakishev is the controlling shareholder.

(15)	Consists of 2,848,955 Common Shares. The address of Belphar Ltd. is 3rd Floor, Yamraj Building, Market Square P.O. Box 3175 Road Town, Tortola British Virgin Islands. Mr. Ibragimov is the controlling shareholder.

(16)	Consists of 1,435,364 Common Shares issuable upon exercise of warrants that are currently exercisable at an exercise price of $11.50 per share. The percentage is calculated based on 21,463,306 Common Shares outstanding plus 1,435,364 Common Shares issuable upon exercise of warrants beneficially owned by this holder (22,898,670 total). The address of Alta Partners LLC is 1205 Franklin Avenue Garden City, NY 11530. Steven Cohen is the Managing Member of Alta Partners LLC and has sole voting and dispositive power over such shares. Based on information reported in a Schedule 13G filed with the SEC on February 27, 2026.

(17)	Consists of 3,072,471 Common Shares issuable upon exercise of warrants that are currently exercisable at an exercise price of $11.50 per share. The address of Sergii Diachenko is 2225 Benson Ave, 5th Floor Brooklyn, New York 11214. Based on information reported in a Form 3 filed with the SEC on April 8, 2026, and Form 4 filings dated April 9, 2026. The Company is not aware of a Schedule 13D or 13G filing by this holder.

Securities Authorized for Issuance Under Equity Compensation Plans

On September 3, 2024, we filed a Form S-8 for offers of Common Shares, issued to qualified officers, employees, non- employee directors and consultants, under Borealis Foods’ Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan initially makes available a maximum number of 1,125,869 Common Shares. The aggregate number of Common Shares that is (i) issued to an officer, director, 10% shareholder and anyone who possesses material non-public information because of his or her relationship with the company or with an officer, director or principal shareholder of the company (“Insiders”) under the Incentive Plan or any other proposed or established share compensation arrangement within any one-year period will not exceed 10% of the total issued and outstanding Common Shares subject to the Incentive Plan from time to time and (ii) issuable to a non-employee director under the Incentive Plan during any fiscal year of we may not have a “fair value” as of the date of grant, as determined in accordance with ASC Topic 718 (or any other applicable accounting guidance), that exceeds $300,000 in the  aggregate.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 regarding Common Shares that may be issued under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	1,041,415
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,041,415

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Party Transactions

We have a written Related-Person Transactions Policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of the Company’s policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements, or relationships) in which the Company and any “related person” are participants involving an amount that exceeds $120,000 and the related person will have either direct or indirect interest. Transactions involving compensation for services provided to the Company as an employee, director, consultant, or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% shareholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the board of directors) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, the Company relies on information supplied by its executive officers, directors and certain significant shareholders. In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to:

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

In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Audit Committee consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of the Company and its shareholders, as the Audit Committee determines in the good faith exercise of its discretion.

Related Party Transactions

The following is a description of transactions since December 31, 2024, to which we have been a participant and in which (i) the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and (ii) any of our directors, executive officers or holders of more than 5% of our Common Shares, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described in the sections titled “Executive Compensation” and “Director Compensation.”

Our Relationship with Oxus Capital PTE Ltd.

On April 27, 2026, certain of the Company’s wholly owned subsidiaries entered into a Credit Agreement (the “Oxus Credit Agreement”) with Oxus Capital PTE Ltd. (“Oxus”), as lender. Oxus is the Company’s former SPAC sponsor and, through its controlling shareholder Kenges Rakishev, a beneficial owner of approximately 24.7% of the Company’s outstanding Common Shares. Pavel Mynzhanov, a director of the Company since May 2026, has served as a Director of Oxus since June 2022.

Credit Agreement. Pursuant to the Oxus Credit Agreement, Oxus provided a term loan in an aggregate principal amount of $17.0 million, secured by substantially all assets of the Company and certain of its subsidiaries. The term loan matures on April 27, 2031 and bears interest at 12% per annum (14% upon default). Principal is repayable in 48 consecutive monthly installments commencing May 1, 2027. The proceeds were used primarily to repay in full approximately $16.2 million in outstanding obligations under the Company’s former credit facility with Frontwell Capital Partners Inc., with the balance applied to transaction expenses and general corporate purposes.

At the Lender’s election, accrued interest from the closing date through April 30, 2027 (approximately $2.0 million) may be converted into Common Shares at the average closing market price for the 60 trading days preceding May 1, 2027. Thereafter, interest is payable in cash monthly.

The Oxus Credit Agreement required the Company, no later than May 11, 2026, to reconstitute its Board by appointing Pavel Mynzhanov and Zaure Algaziyeva (or such other individuals acceptable to the Lender). Reza Soltanzadeh ceasing to serve as president or in a similar senior management position constitutes an event of default, subject to a 180-day replacement cure period. A default under, or challenge to the validity of, the Conversion Agreement described below also constitutes an event of default.

Conversion Agreement. In connection with the Oxus Credit Agreement, the Company entered into a Conversion Agreement (the “Conversion Agreement”) with Oxus, Mr. Soltanzadeh, and Mr. Helg (collectively, the “Shareholders”). Pursuant to the Conversion Agreement, approximately $29.1 million in aggregate principal amount of indebtedness, plus approximately $4.2 million in accrued interest (calculated through June 30, 2026), previously advanced by the Shareholders to the Company, will automatically convert into Common Shares if the Company does not consummate one or more equity financings resulting in aggregate gross proceeds of at least $70 million at a price of $9.00 per share on or before July 1, 2026. The term loan under the Oxus Credit Agreement is expressly excluded from the indebtedness subject to conversion.

The conversion price will be based on the volume weighted average closing price of the Company’s Common Shares for the 20 consecutive trading days ending on and including the trading day immediately preceding July 1, 2026. Based on the Company’s approximately 21.4 million Common Shares currently outstanding, the conversion of the full amount of the indebtedness could result in the issuance of a significant number of additional Common Shares that would be substantially dilutive to existing shareholders.

Board Approval. The Oxus Credit Agreement and the Conversion Agreement were approved by the disinterested members of the Board of Directors on April 24, 2026.

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the Oxus Credit Agreement and the Conversion Agreement, copies of which are incorporated by reference as Exhibits 10.12 and 10.13 to this Annual Report.

Our Relationship with Reza Soltanzadeh, Barthelemy Helg, Z Ventures, Zagros Alpine Capital ULC, and Oxus Capital PTE Ltd.

During fiscal year 2025, the Company issued promissory notes to certain shareholders and entities controlled by its directors and executive officers to fund working capital needs. Mr. Soltanzadeh, the Company’s Chief Executive Officer, is the President and controlling person of Z Ventures Inc. and Zagros Alpine Capital ULC. Mr. Helg, the Company’s Non-Executive Chairman, is a noteholder in his individual capacity. Oxus Capital PTE Ltd. is controlled by Kenges Rakishev, a beneficial owner of more than 5% of the Company’s outstanding Common Shares.

The following table summarizes the promissory notes issued during fiscal year 2025:

Note Date	Holder Name	Amount	Interest Rate	Currency	Maturity Date
20-May-25	Z Ventures Inc.	$300,000.00	10%	USD	Demand Note
20-May-25	Z Ventures Inc.	$85,000.00	10%	USD	Demand Note
20-May-25	Barthelemy Helg	$200,000.00	10%	USD	Demand Note
20-May-25	Barthelemy Helg	$500,000.00	10%	USD	Demand Note
20-May-25	Zagros Alpine Capital	$200,000.00	10%	CAD	Demand Note
20-May-25	Barthelemy Helg	$1,000,000.00	10%	USD	Demand Note
20-May-25	Barthelemy Helg	$700,000.00	10%	USD	Demand Note
15-Aug-25	Barthelemy Helg	$150,000.00	10%	USD	Demand Note
15-Aug-25	Barthelemy Helg	$30,000.00	10%	USD	Demand Note
19-Nov-25	Oxus Capital PTE LTD.	$3,500,000.00	10%	USD	June 30,2026
19-Nov-25	Z Ventures Inc.	$500,000.00	10%	USD	Demand Note
19-Nov-25	Barthelemy Helg	$1,500,000.00	10%	USD	Demand Note
19-Nov-25	Z Ventures Inc.	$100,000.00	10%	USD	Demand Note
19-Nov-25	Barthelemy Helg	$300,000.00	10%	USD	Demand Note
19-Nov-25	Z Ventures Inc.	$300,000.00	10%	USD	Demand Note
19-Nov-25	Barthelemy Helg	$150,000.00	10%	USD	Demand Note
19-Nov-25	Z Ventures Inc.	$150,000.00	10%	USD	Demand Note
19-Nov-25	Barthelemy Helg	$150,000.00	10%	USD	Demand Note
19-Nov-25	Z Ventures Inc.	$150,000.00	10%	USD	Demand Note
19-Nov-25	Z Ventures Inc.	$120,000.00	10%	USD	Demand Note
19-Nov-25	Barthelemy Helg	$120,000.00	10%	USD	Demand Note
19-Nov-25	Z Ventures Inc.	$100,000.00	10%	USD	Demand Note
19-Nov-25	Barthelemy Helg	$100,000.00	10%	USD	Demand Note
19-Nov-25	Z Ventures Inc.	$86,305.00	10%	USD	Demand Note
19-Nov-25	Barthelemy Helg	$85,000.00	10%	USD	Demand Note
19-Nov-25	Z Ventures Inc.	$150,000.00	10%	USD	Demand Note
19-Nov-25	Barthelemy Helg	$150,000.00	10%	USD	Demand Note
19-Nov-25	Z Ventures Inc.	$150,000.00	10%	USD	Demand Note
19-Nov-25	Barthelemy Helg	$150,000.00	10%	USD	Demand Note
19-Dec-25	Z Ventures Inc.	$25,000.00	10%	USD	Demand Note
19-Dec-25	Barthelemy Helg	$25,000.00	10%	USD	Demand Note

The aggregate principal amount of notes issued to holders affiliated with Mr. Soltanzadeh (Z Ventures Inc. and Zagros Alpine Capital ULC) during fiscal year 2025 was approximately $2.27 million. The aggregate principal amount of notes issued to Mr. Helg during fiscal year 2025 was approximately $5.96 million. All such notes bear interest at 10% per annum.

Soltanzadeh Salary Deferral

As described in Item 11, “Executive Compensation,” effective February 1, 2025, Mr. Soltanzadeh deferred the payment of his annual base salary of $500,000 through December 31, 2025. As of December 31, 2025, approximately $460,000 in deferred salary remained unpaid and is reflected as an obligation of the Company.

EarlyBirdCapital Escrow Shares

In November 2025, in connection with the extension of a promissory note originally issued to EarlyBirdCapital, Inc. (“EBC”) in connection with the closing of the Company’s business combination transaction on February 7, 2024, Mr. Helg and Mr. Soltanzadeh (through Zagros Alpine Capital ULC) each provided 500,000 Common Shares as collateral for the Company’s obligations under the note. The indebtedness underlying the promissory note was originally an obligation of Oxus Acquisition Corp., the Company’s former SPAC sponsor, and was assumed by the Company in connection with the closing of the business combination transaction. The shares were placed into escrow with Continental Stock Transfer & Trust Company.

Following an alleged default under the note, the escrowed shares were transferred to EBC. Despite ongoing discussions regarding repayment of the note, EBC advised the Company in late April 2026 that a portion of such shares had been sold and the proceeds applied against amounts outstanding under the promissory note. The Company was not aware prior to such time that the shares had been transferred out of escrow.

On May 8, 2026, the Board of Directors determined that Mr. Helg and Mr. Soltanzadeh provided the shares solely for the benefit of the Company and not in respect of any personal indebtedness. Accordingly, the Board resolved that the Company will take appropriate steps to make Mr. Helg and Mr. Soltanzadeh whole for any escrowed shares through the issuance of replacement shares. The Company is also reviewing the matter with outside counsel.

Any issuance of replacement shares would be dilutive to existing shareholders.

The Audit Committee in connection with the Board of Director reviewed, approved and ratified the transactions described above in accordance with the Company’s Related-Person Transactions Policy.

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

Director Independence

With the appointment of Mr. Amin Ajami to the Board, the Company is now in compliance with Nasdaq’s independent director requirement as set forth in Listing Rule 5605.

In making this determination, our board of directors considered certain relationships and transactions that occurred in the ordinary course of business between the Company and entities with which some of our directors are or have been affiliated. The board of directors determined that such transactions would not impair the particular director’s independence or interfere with the exercise of independent judgment in carrying out director responsibilities.

Our board of directors undertook a review of the independence of each director and considered whether any director has a material relationship that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities as a director. After review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the board of directors affirmatively determined that all of our directors are independent directors within the meaning of the applicable Nasdaq listing standards, except for Mr. Soltanzadeh, who serves as the Company’s Chief Executive Officer; and Mr. Helg, who serves as Non-Executive Chairman and, as described above under “Related Party Transactions,” is a party to promissory note arrangements with the Company under which interest has accrued but has not been paid; and Mr. Mynzhanov, who serves as a Director of Oxus Capital PTE Ltd., the Company’s lender under the Credit Agreement described above.

Item 14. Principal Accountant Fees and Services.

Carr, Riggs & Ingram, LLC (“CRI”), (PCAOB ID: 213), who performed our audit services for fiscal year 2025 including an audit of the consolidated financial statements and services related to filings with the SEC, has served as our independent registered public accounting firm since January 2026. Berkowitz Pollack Brant, Advisors + CPAs (“BPB”), (PCAOB ID: 52), performed our audit services for fiscal years 2023 and 2024. As previously disclosed by the Company, CRI acquired, effective as of January 1, 2026, certain assets related to the capital markets practice of BPB.

The following table summarizes the fees of our independent registered public accounting firm, billed to us in each of the last two fiscal years:

Fee Category	For the year ended December 31, 2025	For the year ended December 31, 2024
Audit Fees (1)	$264,561	$166,910
Audit-Related Fees (2)	17,750	127,348
Tax Fees(3)	20,373	6,319
All Other Fees(4)	-	55,370
Total	$302,684	$355,947

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

All services rendered by CRI, our current independent registered public accounting firm, during fiscal 2025 were pre-approved by the Audit Committee in accordance with the audit committee pre-approval policy. All services rendered by BPB, our former independent registered public accounting firm, during fiscal 2024 were pre-approved by the Audit Committee in accordance with the audit committee pre-approval policy.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The following documents are included on pages F-1 through F-22 attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description
3.1*	Form of Borealis Foods Inc.’s By-Laws (incorporated by reference to Exhibit 10.9 to Oxus Acquisition Corp.’s Registration Statement on S-4, filed with the SEC on August 14, 2023).
3.2*	Form of Borealis Articles of Continuance (incorporated by reference to Exhibit 10.8 to Oxus Acquisition Corp.’s Registration Statement on S-4, filed with the SEC on August 14, 2023).
4.1*	Description of Borealis Food Inc.’s Securities (incorporated by reference to Exhibit 4.1 to Borealis Food Inc.’s Form 10-K filed on April 15, 2025)
4.2 +	Warrant issued by Borealis Foods Inc. to EarlyBirdCapital, Inc. dated June 13, 2025.
4.3 +	Warrant issued by Borealis Foods Inc. To EarlyBirdCapital, Inc. dated November 19, 2025.
10.1+	Credit Agreement, dated August 10, 2023, by and between Borealis Foods Inc. and Frontwell Capital Partners Inc. (incorporated herein by reference to Exhibit 10.1 to Borealis Foods Inc.’s Form 8-K filed on May 1, 2026)
10.2*+	Forbearance and Amendment Agreement, dated March 27, 2026 by and between Borealis Foods Inc., Palmetto Gourmet Foods (Canada) Inc., Borealis IP Inc., Palmetto Gourmet Foods, Inc., PGF Real Estate I, Inc., PGF Real Estate II, Inc. and Frontwell Captial Partners (incorporated by reference to Exhibit 10.1 to Borealis Foods Inc.’s Form 8-K filed on April 2, 2026).
10.4*	Form of Promissory Note for Barthelemy Helg, Z Ventures Inc., Zagros Alpine Capital ULC and Amira Holding AG (incorporated by reference to Exhibit 10.1 to Borealis Foods Inc., Form 10-Q, filed with the SEC on November 19, 2025).
10.5*	Form of Promissory Note for Oxus Capital PTE Ltd. (incorporated by reference to Exhibit 10.2 to Borealis Foods Inc., Form 10-Q, filed with the SEC on November 19, 2025).
10.6	Form of Borealis Foods Inc. Director and Officer Indemnification Agreement.
10.12*	Credit Agreement, dated as of April 27, 2026, by and among Palmetto Gourmet Foods, Inc., PGF Real Estate I, Inc., PGF Real Estate II, Inc., as borrowers, Borealis Foods Inc., Borealis IP Inc., and Palmetto Gourmet Foods (Canada) Inc., as guarantors, and Oxus Capital PTE Ltd., as lender (incorporated herein by reference to Exhibit 10.1 to Borealis Foods Inc.’s Current Report on Form 8-K, filed with the SEC on May 1, 2026).

10.13*	Conversion Agreement, dated as of April 27, 2026, by and among Borealis Foods Inc., certain of its subsidiaries, Oxus Capital PTE Ltd., Reza Soltanzadeh, and Barthelemy Helg (incorporated herein by reference to Exhibit 10.2 to Borealis Foods Inc.’s Current Report on Form 8-K, filed with the SEC on May 1, 2026).
14.1*	Borealis Foods Inc. Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Borealis Foods Inc.’s Form 8-K, filed with the SEC on February 13, 2024).
16.1*	Letter from Berkowitz Pollack Brant Advisors + CPAs, LLP (incorporated herein by reference to Exhibit 16.1 to Borealis Food Inc.’s Form 8-K filed with the SEC on January 20, 2026).
19.1*	Borealis Foods Inc. Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to Borealis Foods Inc.’s Form 10-K filed with the SEC on April 15, 2025).
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer Pursuant to Rules 13A-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13A-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Borealis Foods Inc. Executive Compensation Recovery (“Clawback”) Policy (incorporated herein by reference to Exhibit 97.0 to Borealis Foods Inc.’s Annual Report on Form 10-K, filed with the SEC on April 15, 2024).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed.

+	Annexes, schedules, and exhibits to this Exhibit omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

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

Name	Title	Date

/s/ Reza Soltanzadeh	Chief Executive Officer and Director	June 2, 2026
Reza Soltanzadeh	(principal executive officer)

/s/ Stephen Wegrzyn	Chief Financial Officer	June 2, 2026
Stephen Wegrzyn	(principal financial officer)

/s/ Barthelemy Helg	Director	June 2, 2026
Barthelemy Helg

/s/ Ertharin Cousin	Director	June 2, 2026
Ertharin Cousin

Signature not provided	Director	June 2, 2026
Shukhrat Ibragimov

/s/ Steven Oyer	Director	June 2, 2026
Steven Oyer

/s/ Pavel Mynzhanov	Director	June 2, 2026
Pavel Mynzhanov

/s/ Zaure Algaziyeva	Director	June 2, 2026
Zaure Algaziyeva

/s/ Amin Ajami	Director	June 2, 2026
Amin Ajami

BOREALIS FOODS INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheet of and Subsidiaries (the Company) as of December 31, 2025, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of and for the year ended December 31, 2024, were audited by other auditors whose report dated April 15, 2025, expressed an unqualified opinion on those statements.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Carr, Riggs & Ingram, L.L.C.

We have served as the Company’s auditor since 2026.

Palm Beach Gardens, FL

June 1, 2026

Borealis Foods Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
Assets
Current Assets
Cash	$63,859	$652,965
Accounts receivable, net of allowance for credit losses of $230,000 and $247,653 as of December 31, 2025 and December 31, 2024, respectively	2,648,229	1,965,748
Inventories, net	4,582,576	8,046,259
Prepaid expenses and other current assets	760,616	1,134,611
Total current assets	8,055,280	11,799,583

Property, plant and equipment, net	43,891,964	45,736,326
Intangible assets	298,041	319,307
Right - of-use asset, net	158,361	63,826
Goodwill	-	1,917,356
Other non-current assets	169,685	169,685
Total assets	$52,573,331	$60,006,083

Liabilities and Shareholders’ (deficit)
Current liabilities:
Accounts payable and accrued expenses	$16,046,886	$11,529,803
Due to related parties	27,295,885	7,825,792
Line of credit, current portion	2,691,096	-
Convertible notes payable, current portion	3,000,000	-
Notes payable, current portion, net of capitalized loan costs	20,100,380	5,456,934
Operating lease payable, current portion	39,982	55,116
Finance leases payable, current portion	642,474	538,845
Total current liabilities	69,816,703	25,406,490

Due to related parties, net of current portion	-	7,601,661
Line of credit, net of current portion	-	7,600,000
Convertible notes payable, net of current portion	-	3,000,000
Notes payable, net of current portion	-	14,478,051
Operating lease payable, net of current portion	118,528	12,015
Finance leases payable, net of current portion	489,461	1,143,829
Deferred tax liability	1,379,226	1,459,923
Total liabilities	71,803,918	60,701,969

Shareholders’ (deficit)
Common shares, no par value	-	-
Additional paid-in capital	90,540,605	90,096,688
Accumulated deficit	(109,771,192)	(90,792,574)
Total shareholders’ (deficit)	(19,230,587)	(695,886)
Total liabilities and shareholders’ (deficit)	$52,573,331	$60,006,083

See accompanying notes to the consolidated financial statements.

Borealis Foods Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended December 31,
	2025	2024
Gross sales	$31,475,628	$29,100,391
Sales discounts & allowances	(1,396,057)	(1,431,497)
Revenue, net	30,079,571	27,668,894
Cost of goods sold	24,726,916	23,155,766
Depreciation and amortization	1,841,285	2,323,617
Total cost of goods sold	26,568,201	25,479,383
Gross profit	3,511,370	2,189,511
Total sales, general & administrative expenses	14,547,355	22,594,486
Loss from operations	(11,035,985)	(20,404,975)
Other income (expense):
Impairment loss	(2,007,438)	-
(Loss) gain on foreign exchange rates	(15,943)	3,554
Interest expense	(5,985,962)	(5,060,678)
Total other expense	(8,009,343)	(5,057,124)
Loss before income taxes	(19,045,328)	(25,462,099)
Income tax benefit	66,710	134,901
Net loss	$(18,978,618)	$(25,327,198)
Loss per share from net loss
Basic	$(0.89)	$(1.25)
Diluted	(0.89)	(1.25)
Weighted average shares outstanding
Basic	21,428,650	20,309,934
Diluted	21,428,650	20,309,934

See accompanying notes to the consolidated financial statements.

Borealis Foods Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Years Ended December 31, 2025 and 2024
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional
	Number of Shares	Common Stock	Number of Shares	Common Stock	Number of Shares	Common Stock	Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2023	100,000,000	--	57,117,774	--	6,345,000	--	44,118,081	(65,465,376)	(21,347,295)
Expense related to stock options (Note 9)	--	--	--	--	--	--	1,273,053	--	1,273,053
Convertible debt converted to equity from reverse recapitalization	--	--	--	--	--	--	54,991,472	--	54,991,472
Assumption of debt from reverse recapitalization	--	--	--	--	--	--	(10,285,918)	--	(10,285,918)
Conversion to Newco shares from reverse recapitalization	(78,621,110)	--	(57,117,774)	--	(6,345,000)	--	--	--	--
Net loss	--	--	--	--	--	--	--	(25,327,198)	(25,327,198)
Balance at December 31, 2024	21,378,890	$--	--	$--	--	$--	$90,096,688	$(90,792,574)	$(695,886)
Exercise of restricted share units	2,962	--	--	--	--	--	17,490	--	17,490
Expense related to restricted share units	--	--	--	--	--	--	81,353	--	81,353
Issuance of restricted share units	81,454	--	--	--	--	--	345,074	--	345,074
Net loss	--	--	--	--	--	--	--	(18,978,618)	(18,978,618)
Balance at December 31, 2025	21,463,306	$-	$-	$-	$-	$-	$90,540,605	$(109,771,192)	$(19,230,587)

Class A shares, no par value, unlimited number of shares authorized (21,463,306 Issued and Outstanding)

Class B shares, no par value, unlimited number of shares authorized

Class C shares, no par value, unlimited number of shares authorized

See accompanying notes to the consolidated financial statements

Borealis Foods Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Cash Flows from Operating Activities:
Net loss	$(18,978,618)	$(25,327,198)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense related to restricted share units and stock options	$443,917	$1,273,053
Depreciation and amortization	1,841,286	2,323,617
Amortization of loan costs	498,728	310,964
Impairment loss	2,007,438	-
Provision for credit losses	(17,653)	23,220
Provision for inventory reserve	(716,528)	703,450
Deferred income taxes	(80,697)	(106,309)
Changes in operating assets and liabilities:
Accounts receivable	(664,828)	(213,212)
Inventories	4,180,210	(1,804,681)
Prepaid expenses and other	373,995	(288,734)
Operating lease	(3,157)	(3,138)
Accounts payable and accrued expenses	4,517,084	8,019,425
Net cash used in operating activities	$(6,598,823)	$(15,089,543)

Cash flows from investing activities
Proceeds from reverse capitalization	$-	$63,575
Purchases of intangible assets	(68,816)	(319,307)
Purchases of property, plant and equipment	3,078	(1,651,403)
Net cash used in investing activities	$(65,738)	$(1,907,135)

Cash flows from financing activities
Net payments from related parties	$11,868,432	-
Proceeds from convertible notes payable	-	3,000,000
Payments on finance leases payable	(550,740)	(565,987)
Borrowings on line of credit	8,410,937	7,600,000
Payments on line of credit	(13,319,841)	-
Payments on notes payable	(333,333)	-
Net cash provided by financing activities	$6,075,455	$10,034,013
Net change in cash	$(589,106)	$(6,962,665)
Cash, beginning of period	652,965	7,615,630
Cash, end of period	$63,859	$652,965

Supplemental cash flow data
Cash paid during the period for:
Interest	$1,036,259	$2,636,181
Income taxes	$13,987	$14,948
Non-cash investing and financing activities
Conversion of notes payable into Class A shares	-	$(54,991,472)
Note payable supplier finance	-	2,747,833
Note payable accounted for as due to related party	-	7,601,661
Operating lease renewal	222,771

See accompanying notes to the consolidated financial statements.

Borealis Foods Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Borealis Foods Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 2025, the Company incurred a net loss of $18,978,618 and experienced recurring losses from operations, including negative cash flows from operations. At December 31, 2025, cash and cash equivalents were approximately $64,000 and the Company had negative working capital of approximately $61,762,000, reflecting current liabilities of approximately $69,817,000 against current assets of approximately $8,055,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

In assessing its ability to continue as a going concern, management has considered all available information about the future, which is at least, but is not limited to, twelve months from the date these financial statements are issued. Management has developed plans intended to mitigate the conditions that raise substantial doubt. These plans include: (i) continued reduction of selling, general, and administrative expenses, which declined by approximately $8,047,000, or 35.6%, to approximately $14,547,000 in 2025, with further reductions anticipated as sales and marketing costs normalize; (ii) growth in production volumes to improve overhead absorption and gross margin; (iii) conversion of a portion of related party debt to equity to reduce the annual interest burden; and (iv) pursuit of additional debt or equity financing to provide working capital. Subsequent to December 31, 2025, the Company completed the refinancing of its senior credit facility through a new Credit Agreement with Oxus Capital PTE Ltd. (“Oxus Capital”), a related party and major shareholder of the Company, providing a term loan facility of up to $17,000,000, the proceeds of which were used to repay in full all outstanding obligations under the FrontWell Credit Agreement and eliminate the August 2026 balloon maturity. See Note 4 for further details.

Although management’s plans are intended to mitigate the relevant conditions and events, these plans are not fully within the Company’s control and cannot be assessed as probable of being effectively implemented. Accordingly, substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued has not been alleviated.

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

Cash Equivalents

The Company classifies all highly liquid securities with stated maturities of three months or less from the date of purchase as cash equivalents. There were no cash equivalents as of December 31, 2025 and December 31, 2024.

Inventories, net

Inventories are stated at the lower of cost or net realizable value. The cost of raw materials is determined using the first-in, first- out method. The cost of finished goods is determined using the weighted average cost method.

A reserve is recorded for any food inventory that is expired (or expected to expire before sale) and any raw materials for projects that have been discontinued.

Borealis Foods Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Prepaid Expenses

Prepaid expenses include approximately $761,000 and $1,135,000 composed primarily of prepaid insurance, deposits on inventory purchases and property, plant and equipment purchases as of December 31, 2025 and December 31, 2024, respectively.

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

This change in depreciation method was a change in estimate effected by a change in accounting principle and accordingly was accounted for prospectively in accordance with relevant guidance. The change in the method of calculating depreciation resulted in an increase in net income of $2,488,000 and $1,796,000 for the years ended December 31, 2025 and 2024, respectively. This increase in net income resulted in an improvement of $0.12 and $0.08, respectively, to loss per share. The total cost basis of machinery subject to depreciation over machine hours was approximately $38,717,000 as of December 31, 2025 and $38,601,000 as of December 31, 2024.

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

Intangible Assets

Patents are recorded at cost and are amortized on a straight-line basis over their estimated useful lives. The carrying value of patents is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A trademark impairment charge of $90,082 was recorded in Q4 2025, reducing the trademark balance to zero at December 31, 2025.

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

Goodwill

The Company’s goodwill resulted from a prior year acquisition. Goodwill is not amortized but is reviewed annually for impairment or more frequently as events or circumstances indicate its carrying amount may not be recoverable. A goodwill impairment charge of $1,917,356 was recorded in Q4 2025, reducing the goodwill balance to zero at December 31, 2025.

Borealis Foods Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Amounts Due to Related Parties

Amounts due to related parties (Company shareholders and entities controlled by Company shareholders) totaled $27,295,885 as of December 31, 2025, and $15,427,453 as of December 31, 2024. This related party liability is comprised of multiple notes payable to a shareholder in the amount of $13,285,792 and $7,325,790 as of December 31, 2025, and December 31, 2024, respectively, and is due on demand and bears interest at 10% annually. An additional note payable to a shareholder in the amount of $500,000 as of December 31, 2025 and December 31, 2024, bears interest at 10% annually and is due December 31, 2025. Additional notes payable to a shareholder in the amount of $2,408,432 as of December 31, 2025, bears interest at 10% annually and are due on demand. The remaining $11,101,661 is comprised of two shareholder notes payable. The first note for $7,601,661 was a result of expenses recognized by Oxus and resulted in reduction of contributed equity at the Reverse Recapitalization. This note matures on June 30, 2026 after extension and is non-interest bearing. An additional note payable to this shareholder in the amount of $3,500,000 is due on June 30, 2026 and bears interest at 10% annually.

Related parties debt balances outstanding as of December 31, 2025 are due as follows: $27,295,885 in 2026.

The salary of the Company’s CEO was accrued and not paid during the year ended December 31, 2025.  The Company recorded $458,328 in accrued payroll expense to reflect compensation for services performed.

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

Revenue and Cost Recognition and Accounts Receivable

The Company’s revenue is primarily generated from the sale of food products. These sales contain a single performance obligation. Revenue is recognized at a point in time and the Company recognizes revenue upon shipment of goods when ownership, risk, and rewards transfer to the customer. Certain of the Company’s contracts with customers include variable consideration consisting of payment discounts and promotions. These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons, slotting fees and other trade activities. Provision for discounts and incentives are recorded in the same period in which the related revenues are recognized. Gross revenues were approximately $31,476,000 and $29,100,000 for the years ended December 31, 2025 and 2024, respectively.

Total payment discounts and promotions were approximately $1,396,000 and $1,431,000 resulting in net revenues of approximately $30,080,000 and $27,669,000 for the years ended December 31, 2025 and 2024, respectively.

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

The Company incurred significant production training expenses for the years ended December 31, 2025 and 2024, totaling approximately $949,000 and $1,715,000 respectively, due to PGF adding production capabilities during both periods. Such amounts are recorded in sales, general and administrative costs in the accompanying consolidated statement of operations as these costs are not directly attributable to finished goods production.

The Company’s cost of goods sold represent materials, direct labor costs, and allocated overheads associated with the sale of finished goods to customers.

Borealis Foods Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Advertising

Costs associated with advertising are expensed as incurred and are included in selling, general and administrative expenses. Advertising costs expensed for the years ended December 31, 2025 and 2024 were approximately $2,354,000 and $5,733,000, respectively.

Research and Development Costs

Research and development costs have been expensed in the period incurred. Research and development costs consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, share-based compensation, scale-up expenses, depreciation and amortization expenses on research and development assets, and facility lease costs. Scale-up expenses include material waste costs, production personnel costs, and related expenses. Research and development efforts are focused on enhancements to our existing product formulations and production processes in addition to the development of new products. The Company expects to continue investing in research and development over time, as research and development and innovation are core elements of our business strategy, and the Company believes they represent a critical competitive advantage. The Company believes continued innovation will capture a larger share of consumers through additional revenue streams. Research and development expenses for the years ended December 31, 2025 and 2024 were approximately $202,000 and $197,000, respectively, and are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

Business Development Costs

Business development expenses include all costs associated with directly growing and expanding a business segment, such as advertising, market research, and training. These costs include staff salaries, travel expenses, and consulting expenses that the Company incurs while searching for new opportunities and maintaining current relationships. Business development expenses for the years ended December 31, 2025 and 2024 were approximately $2,210,000 and $2,395,000, respectively. Business development expenses are included in sales, general and administrative expenses in the accompanying consolidated statements of operations.

In April 2023, the Company entered into a multi-year agreement for a marketing representative to assist in the recipes for three co-branded private label ramen noodles as well to be utilized in marketing of the Company for the marketing representative’s name, image, likeness and voice. This agreement included a service fee, an investment stake in the Company, and a royalty agreement on future co-branded sales. The service fee under this agreement has been expensed on a straight-line basis under the terms of the contract. This agreement expired in March 2026

Transaction Costs

On February 23, 2023, the Company signed a definitive business combination agreement with Oxus which was consummated on February 7, 2024 and described further in Note 1. In connection with this agreement, the Company has incurred transaction costs of approximately $0 and $1,506,000 for the years ended December 31, 2025 and 2024, respectively. Transaction costs have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Borealis Foods Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Concentration of Risk

The Company maintains cash balances at financial institutions in excess of federally insured limits as of December 31, 2025 and December 31, 2024. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. The Company holds cash at well-known banks and does not believe that it is exposed to any significant credit risks on its cash.

The Company extends unsecured credit to its customers in the ordinary course of business. Payment terms are generally net 30 days with discounts amounting up to 10% for early payments. Accounts receivables are written off when they are determined to be uncollectible based on the financial stability of its customers and existing economic conditions.

Sales to two customers accounted for approximately 35% and 33% of net revenues for the years ended December 31, 2025 and 2024, respectively. Accounts receivable from three customers amounted to approximately 51% and 37% of total accounts receivable as of December 31, 2025 and 2024, respectively. Substantially all of the Company’s sales for the years ended December 31, 2025 and 2024 occurred in the United States, Canada, Central America, South America, and Europe.

Purchases from 10 vendors accounted for approximately 54% and 47% of purchases during the years ended December 31, 2025 and 2024, respectively. Accounts payable to these vendors totaled approximately $2,764,000 and $3,217,000 as of December 31, 2025 and 2024, respectively.

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

Disclosures about the fair value of financial instruments are based on pertinent information available to management as of December 31, 2025 and December 31, 2024. Although management is not aware of any factors that would significantly affect the reasonableness of the fair value amounts, such amounts were not comprehensively revalued for purposes of these consolidated financial statements and current estimates of fair value may differ significantly from the amounts presented herein.

Borealis Foods Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Stock Based Compensation

The Company accounts for its stock compensation arrangements at fair value in accordance with Accounting Standards Codification (“ASC”) 718 - Compensation - Stock Compensation. Compensation cost relating to share-based payment transactions is recognized in the Company’s consolidated financial statements based on the estimated fair value of the instruments issued. The Company measures the cost of employees’ services in exchange for stock awards based on the grant- date fair value of the award using the Black Scholes model and recognizes the cost over the period the employee is required to provide services for the award, which is the vesting period. The Company accounts for forfeitures as they occur.

Warrants

Outstanding warrants were assumed at the Reverse Recapitalization. The fair value of the warrants was determined using the Monte Carlo analysis at the date of the transaction. The Company accounts for its Public and Private warrants as equity- classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to enhance disclosures about significant segment expenses for public entities reporting segment information under ASC Topic 280. The amendments require public entities to disclose significant expense categories for each reportable segment, other segment items, the title and position of the chief operating decision-maker, and interim disclosures of certain segment- related information previously required only on an annual basis. The amendments clarify that entities reporting single segments must disclose both the new and existing segment disclosures under Topic 280, and a public entity is permitted to disclose multiple measures of segment profit or loss if certain criteria are met. The ASU is effective for years beginning after December 15, 2023, and interim periods within years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a significant impact on the Company’s consolidated financial statements. See Note 11, Segment Reporting, for the required disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance transparency into income tax disclosures. The amendments require annual disclosure of certain information relating to the rate reconciliation, income taxes paid by jurisdiction, income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The amendments also eliminate certain requirements relating to unrecognized tax benefits and certain deferred tax disclosure relating to subsidiaries and corporate joint ventures. The ASU is effective for years beginning after December 15, 2024, and interim periods within years beginning after December 15, 2025. See notes 5, income taxes, for the required disclosures.

Borealis Foods Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under ASU No. 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collection are evaluated. ASU No. 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating ASU 2025-05 to determine the impact it may have on its consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270), which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU No. 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU No. 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating ASU No. 2025-11 to determine the impact it may have on its consolidated financial statements.

2. Inventories, net

Inventories were as follows:

	December 31,	December 31,
	2025	2024
Raw materials	$3,930,750	$6,712,529
Finished goods	827,381	2,225,813
Reserve for obsolete inventory	(175,555)	(892,083)
	$4,582,576	$8,046,259

3. Property, Plant and Equipment, Net

Property, plant and equipment were as follows:

	December 31,	December 31,
	2025	2024
Building and improvements	$10,110,188	$10,110,188
Furniture, fixtures and equipment	48,632,985	48,517,228
Construction in progress	760,387	879,220
	59,503,560	59,506,636
Less: accumulated depreciation	(15,611,596)	(13,770,310)
	$43,891,964	$45,736,326

Depreciation and amortization expense recorded in the years ended December 31, 2025 and 2024 was approximately $1,841,000 and $2,324,000, respectively, which is included as a component of cost of goods sold.

During the years ended December 31, 2025 and 2024, there was no interest capitalized to property and plant equipment under construction.

Borealis Foods Inc. and Subsidiaries
Notes to Consolidated Financial Statements

4. Debt

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

On November 13, 2025, the Company received a notice from FrontWell asserting the occurrence of a Default under the FrontWell Credit Agreement. On March 27, 2026, the Company, together with its subsidiaries Palmetto Gourmet Foods, Inc. (“PGF”), PGF Real Estate I, Inc., and PGF Real Estate II, Inc. (collectively, the “Forbearance Parties”), entered into a Forbearance and Amendment Agreement with FrontWell (the “Forbearance Agreement”), pursuant to which FrontWell agreed to forbear from exercising its rights and remedies with respect to specified defaults under the FrontWell Credit Agreement through April 27, 2026, subject to compliance with certain conditions, including the retention of a Chief Restructuring Officer. On April 27, 2026, the Company repaid and satisfied in full all obligations outstanding under the FrontWell Credit Agreement and entered into a new senior secured credit agreement with Oxus Capital PTE Ltd. In connection therewith, the engagement of the Chief Restructuring Officer was terminated.

Amortization expense of approximately $499,000 and $311,000 was recorded on the fees for the years ended December 31, 2025 and 2024, respectively.

In addition to the term facility, the Company obtained a $10,000,000 line of credit to fund working capital needs in support of its growth strategy. Interest accrues at the prime rate plus the applicable margin of 4.50%.

Interest is due and payable monthly beginning in September 2024. The line of credit includes an unused line fee of 0.25% per annum beginning on closing date through six months and increases to 0.50% per annum thereafter. As of December 31, 2025 and December 31, 2024 the line of credit had $2,691,000 and $7,600,000 drawn upon it, respectively.

In the period leading up to the Reverse Recapitalization, significant transaction costs were incurred by both parties. In total, four notes payable of $13,035,374 were issued for the transaction debt and matured in 2025. Details for the notes are as follows:

Note 1 – Incurred by Borealis. The related expenses were recognized as incurred by Borealis and the trade payable was subsequently reclassified to notes payable. Note 1 was issued in the original principal amount of $2,138,838. The note matures in June 2026, and bears interest at 10% per annum.

Note 2 – Incurred by Borealis. The related expenses were recognized as incurred by Borealis and the trade payable was subsequently reclassified to notes payable. Note 2 was issued in the original principal amount of $1,314,875. The note matures in June 2026, and bears interest at 10% per annum.

Note 3 – Incurred by Oxus. The related expenses were recognized by Oxus and resulted in a reduction of contributed equity at the Reverse Recapitalization. Note 3 was issued in the original principal amount of $1,980,000. The note matured in December 2025, and bears interest at 8% per annum.

Note 4 – Incurred by Oxus. The related expenses were recognized by Oxus and resulted in a reduction of contributed equity at the Reverse Recapitalization. Note 4 was issued in the original principal amount of $7,601,661. The note matures in June 2026, is non-interest bearing and payable to a related party.

Debt balances outstanding as of December 31, 2025 are due as follows: $25,792,000 in 2026; $0 in 2027; and $0 in 2028.

On April 27, 2026, the Company’s subsidiaries, Palmetto Gourmet Foods, Inc., PGF Real Estate I, Inc., and PGF Real Estate II, Inc. (collectively, the “Borrowers”), entered into a Credit Agreement (the “Oxus Credit Agreement”) with Oxus Capital PTE Ltd. (“Oxus Capital”), a major shareholder of the Company, as lender. Borealis Foods Inc., Borealis IP Inc., and Palmetto Gourmet Foods (Canada) Inc. are party to the Oxus Credit Agreement as guarantors. The Oxus Credit Agreement provides for a term loan facility in an amount of up to $17,000,000 (the “Term Loan”), the proceeds of which were used to repay in full and discharge all outstanding obligations under the FrontWell Credit Agreement and to pay associated transaction fees and expenses. The Term Loan bears interest at 12% per annum and matures on April 27, 2031. Principal is repayable in 48 consecutive monthly installments calculated on a straight-line basis over the amortization period, commencing on the first payment date. Interest payments commence on May 1, 2027; provided that Oxus Capital has the option, at its sole election, to convert all interest accrued during the first year of the loan into common equity of the Company in lieu of cash payment. The Term Loan is secured by a first-priority lien on substantially all assets of the Borrowers, including mortgages on the Company’s manufacturing facility and distribution center located in Saluda, South Carolina. In connection with the Oxus Credit Agreement, Oxus Capital is entitled to appoint two members to the Company’s Board of Directors. Additionally, Oxus Capital and the Company entered into a Subscription Agreement pursuant to which the Company is obligated to raise not less than $70,000,000 in additional equity from investors acceptable to Oxus Capital at a price of not less than $9.00 per share on or before June 30, 2026; in the event such equity financing is not consummated by such date, the Subscription Agreement provides for the conversion of outstanding convertible notes held by Oxus Capital into equity interests of the Company. The Oxus Credit Agreement constitutes a related party transaction as Oxus Capital is a major shareholder of the Company.

In November 2025, in connection with the extension of a promissory note originally issued to EarlyBirdCapital, Inc. (“EBC”) in connection with the closing of the Company’s business combination transaction on February 7, 2024, Mr. Helg and Mr. Soltanzadeh (through Zagros Alpine Capital ULC) each provided 500,000 Common Shares as collateral for the Company’s obligations under the note. The indebtedness underlying the promissory note was originally an obligation of Oxus Acquisition Corp., the Company’s former SPAC sponsor, and was assumed by the Company in connection with the closing of the business combination transaction. The shares were placed into escrow with Continental Stock Transfer & Trust Company.

Following an alleged default under the note, the escrowed shares were transferred to EBC. Despite ongoing discussions regarding repayment of the note, EBC advised the Company in late April 2026 that a portion of such shares had been sold and the proceeds applied against amounts outstanding under the promissory note. The Company was not aware prior to such time that the shares had been transferred out of escrow.

Borealis Foods Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

(Loss) income before income tax expense (benefit) for the years ended December 31, 2025 and 2024 is as follows

	2025	2024
U.S. Income (Loss) before Tax	$(11,997,676)	$(4,635,408)
Foreign Income (Loss) before Tax	(7,048,667)	(20,826,690)
Total Income (Loss) Before Taxes	$(19,046,343)	$(25,462,098)

Our income (loss) from continuing operations before income taxes is as follows

	2025	2024
Continuing Operations pre-tax book income	$(19,046,343)	$(25,462,098)
Discontinued Operations pre-tax book income	$-	$-

The components of income tax provision (benefit) for the years ended December 31, 2025 and 2024 were as follows:

	For the Years Ended December 31,
	2025	2024
Current provision
Federal	$-	$(832)
State	(13,987)	(14,116)
Foreign	-	43,540
Current benefit (provision) for income taxes	$(13,987)	$28,592

Deferred provision
Federal	$(2,021,580)	$(4,628,566)
State	(379,524)	(903,382)
Foreign	(1,750,184)	(891,677)
Valuation allowance for unrealizable net deferred tax assets	4,231,985	6,529,934
Deferred benefit/(provision) for income taxes	$80,697	$106,309

Total benefit/(provision) for income taxes	$66,710	$134,901

Borealis Foods Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company adopted ASU 2023-09 “Income Taxes (Topic 740): Improvements To Income Tax Disclosures” on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate for the year ended December 31, 2025:

	For the Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$(3,999,732)	21.00%
State income taxes, net of federal income tax effect	$(391,090)	2.05%
Foreign tax effects	$-	0.00%
Canada	$-	0.00%
Statutory tax rate difference between Canada and United States	$(363,246)	1.91%
Stock Options	$93,223	(0.49)%
Other Adjustments	$59	0.00%
Changes in valuation allowance	$1,750,184	(9.19)%
Changes in valuation allowance	$2,481,801	(13.03)%
Nontaxable or nondeductible items	$-	0.00%
Impairment Loss	$402,645	(2.11)%
Other Adjustments	$3,494	(0.02)%
Deferred tax true-ups	$(44,048)	0.23%
Other adjustments	$-	0.00%
Other Effective tax rate - (Benefit)/provision	$-	0.00%
	$(66,710)	0.35%

The following table presents the required disclosures prior to the adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual global effective income tax rate for the year ended December 31, 2024:

2024
Amount
Federal tax expense	21.00%
State tax expense	3.23%
Statutory tax rate difference between Puerto Rico and United States	(27.81)%
Changes in valuation allowance	1.39%
Other	1.77%
Provision for income taxes	(0.42)%

Significant components of the Company’s deferred tax assets are as follows:

	As of December 31,
Deferred tax assets:	2025	2024
Net operating losses carried forward	$31,762,682	$26,153,662
Other deferred tax assets	164,721	294,263
Total deferred tax assets	$31,927,403	$26,447,925
Deferred tax (liabilities):
Property, plant and equipment	$(6,832,156)	$(5,663,837)
Total deferred tax (liabilities)	(6,832,156)	(5,663,837)

Valuation allowance	(26,474,473)	(22,244,011)
Net deferred tax assets/(liabilities)	$(1,379,226)	$(1,459,923)

As of December 31, 2025 and 2024, the Company had a net operating loss carryforward for federal income tax purposes of $31,762,682 and $26,153,662, respectively, all of which have indefinite carryforward periods. As of December 31, 2025 and 2024, the Company had a net operating loss carryforward for state income tax purposes of $31,762,682 and $26,153,662, respectively, which will begin to expire in 2039. The Company has foreign net operating loss carryforwards of $4,343,723 and $2,592,992 as of December 31, 2025 and 2024, respectively, which expire beginning in 2039.

Borealis Foods Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Management has established a valuation allowance against the deferred tax assets as management does not believe it is more likely than not that these assets will be realized. The Company’s valuation allowance decreased by approximately $4,230,462 from 2024 to 2025.

The Company complies with the provisions of ASC 740-10 in accounting for its uncertain tax positions. ASC 740-10 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company has determined that the Company has no significant uncertain tax positions requiring recognition under ASC 740-10 and therefore has not included a tabular roll forward of unrecognized tax benefits. As there are no uncertain tax positions recognized, interest and penalties have not been accrued.

The Company is subject to income tax in the United States, South Carolina and Canada. The Company has not been audited by any federal, state or foreign tax authorities in connection with income taxes.

The Company’s tax years December 31, 2019 through December 31, 2025 generally remain open to adjustment for all federal, state and foreign tax matters until its net operating loss and tax credit carryforwards are utilized or expire prior to utilization, and the applicable statutes of limitation have expired in the utilization year. The federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of income tax expense.

The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025. The company made no state or foreign tax payments for the year ended December 31, 2025; therefore, no table is needed as a result of the adoption.

One Big Beautiful Bill

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”), which resulted in the extension of many provisions of the current tax law as well as other rule changes that could impact the Company’s tax provision in 2025 or 2026. Examples of the new tax law include the following:

●	Full expensing of U.S. research and development costs under Section 174A.

●	Retroactive expensing of unamortized U.S. research and development costs capitalized between 2022 and 2024; either all in 2025, or over two years in 2025 and 2026.

●	Return of the Section 163(j) taxable income base excluding the deductions for depreciation and amortization in 2025 (change from “Tax EBIT” to “Tax EBITDA”).

●	Decrease in the Section 250 deduction for Net CFC Tested Income (formerly GILTI) to 40% (from 50%) in 2026, instead of the scheduled decrease to 37.5% prior to the OBBBA.

●	Decrease in the Section 250 deduction for foreign-derived income to 33.34% (from 37.5%) in 2026, instead of the scheduled decrease to 21.875% prior to the OBBBA.

●	Increase in the foreign tax credit rate on Net CFC Tested Income (formerly GILTI) to 90% (from 80%), and a 10% disallowance on repatriation, in 2026.

●	Removal of the allocation of interest expense and research and development expense to Net CFC Tested Income (formerly GILTI) in calculating the foreign tax credit limitation, effective in 2026.

The Company has determined the legislation will not have a material impact on the Company’s financial statements.

Borealis Foods Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

ROU assets associated with operating leases recorded net of accumulated amortization were approximately $158,000 and $64,000 as of December 31, 2025 and December 31, 2024, respectively. ROU assets associated with finance leases recorded net of accumulated amortization of approximately $754,000 and $1,390,000 at December 31, 2025 and 2024, respectively, and are included with property, plant and equipment, net. The Company recognized interest expense on its lease obligations of approximately $282,000 and $417,000 during the years ended December 31, 2025 and 2024, respectively.

For the years ended December 31, 2025 and 2024, the Company recognized rent expense associated with leases as follows:

	2025	2024
Operating lease cost:
Fixed rent expense	$46,123	$44,643
Finance lease cost:
Amortization of ROU assets	636,034	636,034
Net lease cost	$682,157	$680,677
Lease cost - SG&A	$46,123	$44,643
Lease cost - Depreciation and Amortization	636,034	636,034
Net lease cost	$682,157	$680,677

Borealis Foods Inc. and Subsidiaries
Notes to Consolidated Financial Statements

ROU assets and lease liabilities consist of the following as of December 31, 2025 and 2024:

	2025	2024
Operating leases - ROU assets:
Operating lease, ROU assets, gross	$161,598	$179,849
Accumulated amortization	(3,237)	(116,023)
Operating leases - ROU assets, net	$158,361	$63,826
Operating lease liabilities:
Operating leases, current portion	$39,982	$55,116
Operating leases, non-current portion	118,528	12,015
Total operating lease liabilities	$158,510	$67,131
Finance leases, ROU assets:
Property and equipment, gross	$3,180,169	$3,180,169
Accumulated depreciation	(2,425,725)	(1,789,691)
Finance leases, ROU assets, net	$754,444	$1,390,478
Finance lease liabilities:
Finance leases payable, current portion	$642,474	$538,845
Finance leases payable, non-current portion	489,461	1,143,829
Total finance lease liabilities:	$1,131,935	$1,682,674

Future minimum payments due under operating and finance leases as of December 31, 2025 consisted of the following:

Years Ending December 31,	Operating Leases	Finance Leases
2026	$54,051	$776,818
2027	54,795	519,093
2028	55,751	-
2029	23,484	-
Total	188,081	1,295,911
Less: effect of discounting	(29,571)	(163,976)
Lease liability recognized	$158,510	$1,131,935

As of December 31, 2025 the weighted average remaining lease term and weighted average discount rate for operating leases was 3.4 years and 10.00%, respectively.

As of December 31, 2024 the weighted average remaining lease term and weighted average discount rate for operating leases was 1.41 years and 10.00%, respectively.

As of December 31, 2025 the weighted average remaining lease term and weighted average discount rate for finance leases was 1.67 years and 19.04%, respectively.

As of December 31, 2024 the weighted average remaining lease term and weighted average discount rate for finance leases was 2.64 years and 18.89%, respectively.

Borealis Foods Inc. and Subsidiaries
Notes to Consolidated Financial Statements

8. Warrants

The following represents a summary of warrants outstanding and exercisable on December 31, 2025:

Description	Issue Date	Classification Exercise	Price	Expiration Date	Outstanding Shares	Exercisable Shares
Private Placement Warrants	9/13/2021	Equity	$11.50	2/7/2029	9,300,000	9,300,000
Public Warrants	9/13/2021	Equity	$11.50	2/7/2029	17,250,000	17,250,000
Private Placement Warrants	6/13/2025	Equity	$5.00	7/18/2027	100,000	100,000
Private Placement Warrants	11/19/2025	Equity	$2.50	11/19/2028	250,000	250,000
					26,900,000	26,900,000

Following the closing of the Reverse Recapitalization, Borealis has the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of Common Shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 days within a 30 trading day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which Borealis Foods Inc. gives proper notice of such redemption and provided certain other conditions are met.

The public warrants are identical to the 2021 private placement warrants in material terms and provisions, except the private placement warrants were not transferable, assignable or salable until 30 days after the completion of the Reverse Recapitalization.

9. Equity Based Compensation

Stock Option Plan

During 2022, the Company created a stock option plan (the “Plan”) that provides for the granting of options to certain employees for the purchase of the Company’s class D common shares. The Plan provides for the grant of stock options for eligible employees as determined by the Board of Directors and does not guarantee employment rights. During the years ended December 31, 2025 and 2024 the Company granted options to purchase 0 and 333,574 shares, respectively, of the Company’s common shares at an exercise price of $0.0001 per share. The weighted-average grant date fair values of options granted was $0.60 per share. The fair values of the stock-based awards granted were calculated with the following assumptions:

Risk-free interest rate	3.81%
Expected term (years)	5-10
Expected volatility	80.00%
Dividend yield	0.00%

For the years ended December 31, 2025 and 2024, the Company recorded approximately $0 and $1,273,000, respectively, of employee stock-based compensation expense. On February 7, 2024, as a result of the Reverse Recapitalization (Note 1), 4,000,000 stock options were exercised and converted at an exchange ratio of 0.0661 into 264,400 shares of Newco Class A common stock. This stock option plan was closed upon the business combination and a new equity incentive plan was approved and implemented as of February 7, 2024.

Stock option activity for the years ended December 31, 2025 and 2024 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life(Years)
Options outstanding at December 31, 2023	3,666,426	$0.0001	8.10
Granted	333,574	0.0001	8.10
Exercised	(4,000,000)	0.0001	—
Expired or forfeited	—	—	—
Options outstanding at December 31, 2024	—	—
Granted	—	—	—
Exercised	—	—	—
Expired or forfeited	—	—	—
Options outstanding at December 31, 2025	—	—

Borealis Foods Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Restricted Stock

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2023	—	—
Granted	16,954	5.83
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2024	16,954	5.83
Granted	120,000	3.21
Vested	(124,454)	3.57
Forfeited	—	—
Outstanding at December 31, 2025	12,500	3.21

Stock compensation expense related to restricted stock units (“RSUs”) was approximately $444,000 and $0 for the years ended December 31, 2025 and 2024, respectively.

RSUs represent the right to receive one common share of the Company or the cash equivalent of one common share upon vesting, subject to the terms and conditions of the Company’s Equity Incentive Plan and the applicable award agreement. Vesting is generally subject to continued service and any other conditions established by the Compensation Committee.

The Company’s Equity Incentive Plan, adopted on February 7, 2024, provides for the grant of stock options, RSUs, performance share units (PSUs), deferred share units (DSUs) and stock appreciation rights (SARs) to directors, officers, employees and consultants. The purpose of the plan is to attract, retain and incentivize eligible participants and align their interests with those of shareholders through equity-based compensation.

10. Earnings per share

Basic earnings or loss per share is based on the weighted average number of common shares outstanding for the period. For the purposes of calculating diluted earnings per share, the number of shares outstanding has been adjusted for the dilutive effects of warrants.

	For Years Ended
	December 31,	December 31,
	2025	2024

Basic (loss) per share calculation
Net (loss) available to common shareholders	$(18,978,618)	$(25,327,198)
Weighted average common shares outstanding (basic)	21,428,650	20,309,934
Basic (loss) per share from net loss	$(0.89)	$(1.25)
Diluted (loss) per share calculation
Net (loss) available to common shareholders	$(18,978,618)	$(25,327,198)
Weighted average common shares outstanding (basic)	21,428,650	20,309,934
Warrants	—	—
Weighted average common shares outstanding (diluted)	21,428,650	20,309,934
Diluted (loss) per share from net loss *	$(0.89)	$(1.25)

*	In periods where the Company has incurred a net loss, diluted earnings per share is based on the number of common shares issued and outstanding as including the effects of warrants would be anti-dilutive.

11. Segment Reporting

The Company has a single reportable segment focused around sale of similar products. This reportable segment derives revenues from the manufacture and sale of high quality, affordable and nutritious ready to eat meals.

The Company identifies its operating segments in accordance with ASC 280, Segment Reporting. An operating segment is a component of an entity (a) that engages in business activities from which it may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the chief operating decision maker (CODM) to make decisions about resources to be allocated to the segment and assess its performance, and (c) for which discrete financial information is available.

Borealis Foods Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s CODM is the Chief Executive Officer. The CODM reviews revenue by geographic region as the primary basis for resource allocation and performance assessment. Discrete revenue information is available for each region; however, operating expenses, assets, liabilities, and capital expenditures are not allocated to individual regions for internal reporting purposes and are managed on a consolidated basis. Accordingly, the Company is treated as a single reportable segment under ASC 280-10-50-1 for purposes of full segment disclosure.

Revenue by Geographic Region

The following table presents gross revenue disaggregated by geographic region for the years ended December 31, 2025 and 2024, respectively. Regions correspond to the sales territories through which the Company distributes its products in the United States, Canada, and international markets.

	Year ended December 31
	2025	2024
Southeast	$10,695,000	$11,933,000
Midwest	9,446,000	4,307,000
Southwest	3,400,000	2,731,000
Northeast	2,441,000	1,547,000
Mountain	2,186,000	1,422,000
Pacific	1,839,000	5,109,000
International	1,469,000	2,051,000
Total Gross Revenue	$31,476,000	$29,100,000

12. Subsequent Events

The Company evaluated events and transactions occurring after December 31, 2025 through May 29, 2026, the date these consolidated financial statements were available to be issued, for subsequent events requiring recognition or disclosure.

On November 13, 2025, the Company received a notice from its senior lender, FrontWell Capital Partners Inc. (“FrontWell”), asserting the occurrence of Default under the credit agreement dated August 10, 2023 (as amended, the “FrontWell Credit Agreement”). On March 27, 2026, the Company, together with its subsidiaries Palmetto Gourmet Foods, Inc., PGF Real Estate I, Inc., and PGF Real Estate II, Inc. (collectively, the “Forbearance Parties”), entered into a Forbearance and Amendment Agreement with FrontWell (the “Forbearance Agreement”), pursuant to which FrontWell agreed to forbear from exercising its rights and remedies with respect to specified defaults under the FrontWell Credit Agreement through April 27, 2026, subject to compliance with certain conditions, including the retention of a Chief Restructuring Officer.

On April 27, 2026, the Company’s subsidiaries, Palmetto Gourmet Foods, Inc., PGF Real Estate I, Inc., and PGF Real Estate II, Inc. (collectively, the “Borrowers”), entered into a Credit Agreement (the “Oxus Credit Agreement”) with Oxus Capital PTE Ltd. (“Oxus Capital”), a major shareholder of the Company, as lender. Borealis Foods Inc., Borealis IP Inc., and Palmetto Gourmet Foods (Canada) Inc. are party to the Oxus Credit Agreement as guarantors. The Oxus Credit Agreement provides for a term loan facility in an amount of up to $17,000,000 (the “Term Loan”), the proceeds of which were used to repay in full and discharge all outstanding obligations under the FrontWell Credit Agreement and to pay associated transaction fees and expenses. The Term Loan bears interest at 12% per annum and matures on April 27, 2031. Principal is repayable in 48 consecutive monthly installments calculated on a straight-line basis over the amortization period, commencing on the first payment date. Interest payments commence on May 1, 2027; provided that Oxus Capital has the option, at its sole election, to convert all interest accrued during the first year of the loan into common equity of the Company in lieu of cash payment. The Term Loan is secured by a first-priority lien on substantially all assets of the Borrowers, including mortgages on the Company’s manufacturing facility and distribution center located in Saluda, South Carolina. In connection with the Oxus Credit Agreement, Oxus Capital is entitled to appoint two members to the Company’s Board of Directors. Additionally, Oxus Capital and the Company entered into a Subscription Agreement pursuant to which the Company is obligated to raise not less than $70,000,000 in additional equity from investors acceptable to Oxus Capital at a price of not less than $9.00 per share on or before June 30, 2026; in the event such equity financing is not consummated by such date, the Subscription Agreement provides for the conversion of outstanding convertible notes held by Oxus Capital into equity interests of the Company. The Oxus Credit Agreement constitutes a related party transaction as Oxus Capital is a major shareholder of the Company.

Between January 1, 2026 and May 29, 2026, the Company received additional unsecured advances from the Chairman of the Board of Directors and Chief Executive Officer in the amounts of $2,050,000 and $282,500, respectively. In addition, the Chief Executive Officer deferred approximately $208,000 in compensation during this same period.