Form 10-Q
period 2026-03-31
Borealis Foods Inc.
filed 2026-06-30
CIK 1852973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2026

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

As of June 30, 2026, 21,463,306 Common Shares of the registrant, no par value, were issued and outstanding.

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

●

approximately $29.1 million of shareholder indebtedness (plus approximately $4.3 million of accrued interest as of June 30, 2026) is contractually subject to automatic conversion into Common Shares on or after July 1, 2026 if we do not consummate equity financings of at least $70.0 million at $9.00 per share, although such conversion is deferred pending receipt of shareholder approvals required under Nasdaq Listing Rules 5635(b) and 5635(d), and any such conversion when effected would result in substantial dilution to existing shareholders;

●	our Board of Directors has been reconstituted at the direction of our lender, and the lender-appointed directors may not act independently of the lender’s interests in all circumstances;

●	our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern;

●	our limited operating history makes it difficult to evaluate our business and prospects;

●	our potential insolvency or inability to pay our debt would have a material adverse effect on our business, financial condition, results of operations and cash flow;

●	we may be unable to execute our business plan or maintain our competitive position and high-level customer satisfaction if we fail to maintain adequate operational and financial resources or fail to obtain additional financing, particularly if we continue to grow rapidly;

●	we have a substantial debt burden, a significant portion of which matures soon and requires repayment or refinancing;

●	our management team has limited experience managing a public company;

●	we are an early stage and emerging growth company and, as such, we are subject to all the risks associated with early stage and emerging growth companies;

●	we have identified material weaknesses in our internal control over financial reporting; if we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Common Shares;

●	a significant portion of our revenue is concentrated with a limited number of customers;

●	adverse climate conditions may have an adverse effect on our business. We may take various actions to mitigate our business risks associated with climate change, which may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks;

●	our dependence on suppliers may materially adversely affect our operating results and financial position;

●	manufacturing and production forecasts are based on multiple assumptions. We must adequately estimate our manufacturing capacity and inventory supply. If we overestimate our demand and overbuild our capacity or inventory, we may have significantly underutilized assets. Underutilization of our manufacturing facilities can adversely affect our gross margin and other operating results;

●	our business operations and financial results could be adversely affected by the evolving U.S.-Canada trade environment , including tariffs under Section 232 and Section 122 of applicable U.S. trade laws, Canadian counter-tariffs, the outcome of Canada-United States-Mexico Agreement (CUSMA) review process and other changes in trade policies;

●	our business operations and financial results have been and could continue to be adversely affected by the 2026 Iran war, including the closure of the Strait of Hormuz and resulting disruptions to global energy, commodity, and supply chain markets;

●	we previously received a notice from the Nasdaq Listing Qualifications Department regarding non-compliance with Nasdaq Listing Rule 5620(a) (annual meeting requirement), and although we held our annual meeting of shareholders on June 29, 2026, we have not yet received confirmation from Nasdaq that we have regained compliance;

●	we may experience volatility in costs for ingredients and packaging due to conditions that are difficult to predict;

●	issuances of Common Shares upon conversion of related-party indebtedness under the Conversion Agreement and the May 29, 2026 convertible promissory note issued to Oxus Capital are expected to require shareholder approval under Nasdaq Listing Rules 5635(b), which approval has not been obtained and was not sought at our June 29, 2026 annual meeting of shareholders;

●	a $3.0 million convertible promissory note we issued to our controlling shareholder on May 29, 2026 is convertible at $1.45 per share into approximately 2.07 million Common Shares upon receipt of required Nasdaq shareholder approvals, and any such conversion would dilute existing shareholders;

●	U.S. shareholders may not be able to obtain judgments or enforce civil liabilities against us or our executive officers or our Board of Directors (our “Board”);

●	other risk factors and uncertainties described in this Quarterly Report, our most recent Annual Report on Form 10-K, and other filings with the SEC.

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

i

Borealis Foods, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025 (Audited)
Assets
Current Assets
Cash	$479,857	$63,859
Accounts receivable, net of allowance for credit losses of $197,003 and $230,000 as of March 31, 2026 and December 31, 2025, respectively	1,742,569	2,648,229
Inventories, net	3,532,536	4,582,576
Prepaid expenses and other current assets	1,069,601	760,616
Total current assets	6,824,563	8,055,280

Property, plant and equipment, net	43,505,919	43,891,964
Intangible assets	298,041	298,041
Right - of-use asset, net	148,371	158,361
Other non-current assets	169,685	169,685
Total assets	$50,946,579	$52,573,331

Liabilities and Shareholders’ (deficit)
Current liabilities:
Accounts payable and accrued expenses	$17,363,227	$16,046,886
Due to related parties	28,717,709	27,295,885
Line of credit, current portion	2,209,383	2,691,096
Convertible notes payable, current portion	3,000,000	3,000,000
Notes payable, current portion, net of capitalized loan costs	19,850,380	20,100,380
Operating lease payable, current portion	37,912	39,982
Finance leases payable, current portion	668,338	642,474
Total current liabilities	71,846,949	69,816,703
Operating lease payable, net of current portion	110,928	118,528
Finance leases payable, net of current portion	312,356	489,461
Deferred tax liability	1,379,226	1,379,226
Total liabilities	73,649,459	71,803,918

Shareholders’ (deficit)
Common shares, no par value	-	-
Additional paid-in capital	90,580,730	90,540,605
Accumulated deficit	(113,283,610)	(109,771,192)
Total shareholders’ (deficit)	(22,702,880)	(19,230,587)
Total liabilities and shareholders’ (deficit)	$50,946,579	$52,573,331

See accompanying notes to the unaudited condensed consolidated financial statements.

Borealis Foods, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2026	2025
Gross sales	$7,782,208	$7,224,957
Sales discounts & allowances	(414,425)	(379,287)
Revenue, net	7,367,783	6,845,670
Cost of goods sold	6,142,848	5,465,314
Depreciation and amortization	386,044	480,554
Total cost of goods sold	6,528,892	5,945,868
Gross profit	838,891	899,802
Total sales, general & administrative expenses	2,900,040	3,816,920
Loss from operations	(2,061,149)	(2,917,118)
Other income (expense):
Loss on foreign exchange rates	(1,143)	(11,047)
Interest expense	(1,450,126)	(1,259,423)
Total other expense	(1,451,269)	(1,270,470)
Loss before income taxes	(3,512,418)	(4,187,588)
Income tax expense	-	-
Net loss	$(3,512,418)	$(4,187,588)
Loss per share from net loss
Basic	$(0.16)	$(0.20)
Diluted	$(0.16)	$(0.20)
Weighted average shares outstanding
Basic	21,428,650	21,379,347
Diluted	21,428,650	21,379,347

See accompanying notes to the unaudited condensed consolidated financial statements.

Borealis Foods, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)

Three Months Ended March 31, 2026 and 2025

	Class A Common Stock		Class B Common Stock		Class C Common Stock
	Number of	Common	Number of	Common	Number of	Common	Additional Paid-In	Accumulated
	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	Total
Balance at January 1, 2025	21,378,890	$--	--	$--	--	$--	$90,096,688	$(90,792,574)	$(695,886)
Exercise of restricted share units	2,962	--	--	--	--	--	17,490	--	17,490
Expense related to restricted share units	--	--	--	--	--	--	40,676	--	40,676
Net loss	--	--	--	--	--	--	--	(4,187,588)	(4,187,588)
Balance at March 31, 2025	21,381,852	--	--	--	--	--	90,154,854	(94,980,162)	(4,825,308)
Balance at January 1, 2026	21,463,306	$--	--	$--	--	$--	$90,540,605	$(109,771,192)	$(19,230,587)
Expense related to restricted share units	--	--	--	--	--	--	40,125	--	40,125
Net loss	--	--	--	--	--	--	--	(3,512,418)	(3,512,418)
Balance at March 31, 2026	21,463,306	--	--	--	--	--	90,580,730	(113,283,610)	(22,702,880)

Class A shares, no par value, unlimited number of shares authorized (21,463,306 issued and outstanding)

Class B shares, no par value, unlimited number of shares authorized

Class C shares, no par value, unlimited number of shares authorized

See accompanying notes to the unaudited condensed consolidated financial statements.

Borealis Foods, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash Flows from Operating Activities:
Net loss	$(3,512,418)	$(4,187,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense related to restricted share units	40,125	58,166
Depreciation and amortization	386,044	480,554
Amortization of loan costs	-	76,466
Provision for credit losses	32,997	(47,653)
Provision for inventory reserve	(30,120)	(126,323)
Changes in operating assets and liabilities:
Accounts receivable	872,663	234,308
Inventories	1,080,160	421,189
Prepaid expenses and other	(308,985)	201,262
Operating lease	321	(624)
Accounts payable and accrued expenses	1,316,341	1,517,638
Net cash used in operating activities	$(122,872)	$(1,372,605)

Cash flows from investing activities
Purchases of intangible assets	-	(9,515)
Purchases of property, plant and equipment	-	(16,229)
Net cash used in investing activities	$-	$(25,744)

Cash flows from financing activities
Proceeds from related parties	1,421,825	1,085,000
Payments on finance leases payable	(151,242)	(147,080)
Payments on line of credit	(4,996,956)	-
Borrowings on line of credit	4,515,243	-
Payments on notes payable	(250,000)	-
Net cash provided by financing activities	$538,870	$937,920
	-
Net change in cash	415,998	(460,429)
Cash, beginning of period	63,859	652,965
Cash, end of period	$479,857	$192,536

Supplemental cash flow data
Cash paid during the period for:
Interest	$808,850	$243,500

See accompanying notes to the unaudited condensed consolidated financial statements.

Borealis Foods Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Significant Accounting Policies

Overview

The accompanying unaudited condensed consolidated financial statements of Borealis Foods Inc. and its wholly-owned subsidiaries (collectively, the “Company,” “Borealis,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included.

The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.

The financial data presented herein for three months ended March 31, 2026 and 2025 reflects the consolidated operations of Palmetto Gourmet Foods, Inc. (“PGF”) and its real estate subsidiaries (“PGF RE I” and “PGF RE II”), which constitute substantially all of the Company’s operating activities.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring operating losses since inception and has a working capital deficit and accumulated deficit that raise substantial doubt about its ability to continue as a going concern within one year after the date these financial statements are issued.

As of March 31, 2026, the Company had cash of approximately $0.5 million and a net working capital deficit of approximately $(65.0) million. The Company’s total liabilities exceed total assets and the Company has experienced recurring losses from operations and negative cash flows from operating activities. On November 13, 2025, the Company received a notice from FrontWell Capital Partners Inc. (“FrontWell”) asserting the occurrence of a Default under the FrontWell Credit Agreement. On March 27, 2026, the Company and its subsidiaries entered into a Forbearance and Amendment Agreement with FrontWell (the “Forbearance Agreement”), pursuant to which FrontWell agreed to forbear from exercising its rights and remedies with respect to specified defaults through April 27, 2026, subject to compliance with certain conditions including the retention of a Chief Restructuring Officer. On April 27, 2026, the Company repaid and satisfied in full all obligations outstanding under the FrontWell Credit Agreement using proceeds from a new $17.0 million term loan entered into with Oxus Capital PTE Ltd. (“Oxus Capital”), a major related-party shareholder, as described further in Note 4 and Note 11. The FrontWell Credit Agreement has been fully discharged and the August 2026 balloon maturity risk has been eliminated.

Subsequent to March 31, 2026, the Company completed the Oxus Credit Agreement on April 27, 2026, which extended the maturity of the Company's primary secured debt facility from August 2026 to April 2031, issued a separate $3.0 million unsecured convertible promissory note to Oxus Capital on May 29, 2026. Management’s remaining plans to address the conditions giving rise to substantial doubt include: (i) consummation of equity financings of at least $70.0 million at $9.00 per share on or before July 1, 2026; (ii) absent such financings, the conversion of approximately $29.1 million of related-party indebtedness (plus approximately $4.3 million of accrued interest as of June 30, 2026) into Common Shares under the Conversion Agreement, subject to receipt of shareholder approvals required under Nasdaq Listing Rules 5635(b) and 5635(d); (iii) continued financial support from related parties with respect to demand and past-due obligations; (iv) continued growth in institutional food service volumes; and (v) ongoing SG&A discipline.

Notwithstanding the foregoing, management has concluded under ASC 205-40 that substantial doubt about the Company's ability to continue as a going concern has not been alleviated, because management's plans cannot be assessed as probable of being effectively implemented. As of the date of issuance of these financial statements, the Company has no commitments for the equity financing contemplated by the Subscription Agreement, the $9.00 per share threshold is substantially above recent trading prices of the Common Shares, the shareholder approvals required for the contemplated conversion have not been obtained, the Company’s total liabilities continue to exceed total assets, and the Company continues to rely on related-party support to meet near-term obligations.

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

Cash Equivalents

The Company classifies all highly liquid securities with stated maturities of three months or less from the date of purchase as cash equivalents. The Company has no cash equivalents as of March 31, 2026 and December 31, 2025.

Inventories, net

Inventories are stated at the lower of cost or net realizable value. The cost of raw materials is determined using the first-in, first-out method. The cost of finished goods is determined by using the weighted average cost method.

A reserve is recorded for any food inventory that is expired (or expected to expire before sale) and any raw materials for projects that have been discontinued.

Prepaid Expenses

Prepaid expenses were approximately $1,070,000 and $761,000, composed primarily of prepaid insurance, deposits on inventory purchases and property, plant and equipment purchases, as of March 31, 2026, and December 31, 2025, respectively.

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

Amounts Due to Related Parties

Amounts due to related parties (Company shareholders and entities controlled by Company shareholders) totaled $28,717,709 as of March 31, 2026 and $27,295,885 as of December 31, 2025.

This related party liability is comprised of multiple notes payable to Barthelemy Helg, Non-Executive Chairman of the Board of Directors, in the amount of $14,425,792 and $13,285,792 as of March 31, 2026 and December 31, 2025, respectively, and is due on demand and bears interest at 10% annually.

An additional note payable to a shareholder in the amount of $500,000 as of March 31, 2026 and December 31, 2025, bears interest at 10% annually and is due June 30, 2026.

Additional notes payable to Reza Soltanzadeh, the Company’s CEO, in the amount of $2,690,256 and $2,408,432 as of March 31, 2026 and December 31, 2025, respectively, and bears interest at 10% annually and are due on demand.

The remaining $11,101,661 is comprised of two shareholder notes payable to Oxus Capital PTE Ltd. (“Oxus”). The first note for $7,601,661 was a result of expenses recognized by Oxus and resulted in reduction of contributed equity at the Reverse Recapitalization. This note matures on June 30, 2026 after extension and is non-interest bearing. An additional note payable to this shareholder in the amount of $3,500,000 is due on June 30, 2026 and bears interest at 10% annually.

Related parties debt balances outstanding as of March 31, 2026 are due as follows: $28,717,709 in 2026.

The salary of the Company’s CEO was accrued and not paid during the three months ended March 31, 2026.  The Company recorded $125,000 in accrued payroll expense to reflect compensation for services performed during the three months ended March 31, 2026. The total accrued payroll expense of the Company’s CEO is $583,328 and $458,328 as of March 31, 2026 and December 31, 2025 respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses were recorded for three months ended March 31, 2026 and 2025.

Revenue and Cost Recognition and Accounts Receivable

The Company’s revenue is primarily generated from the sale of food products. The Company recognizes revenue upon shipment of goods when ownership, risk, and rewards transfer to the customer. Certain of the Company’s contracts with customers include variable consideration consisting of payment discounts and promotions.  These programs include rebates, temporary on-shelf price reductions, off-invoice discounts, retailer advertisements, product coupons, slotting fees and other trade activities. Provision for discounts and incentives are recorded as a reduction in revenue in the same period in which the related revenues are recognized.

Total payment discounts and promotions were approximately $414,000 and $379,000 for the three months ended March 31, 2026 and 2025, respectively, resulting in net revenues of approximately $7,368,000 and $6,846,000, respectively.

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

The Company incurred production training expenses for the three months ended March 31, 2026 and 2025, totaling approximately $133,000 and $201,000, respectively. Such amounts are recorded in sales, general and administrative costs in the accompanying unaudited condensed consolidated statement of operations as these costs are not directly attributable to finished goods production.

The Company’s cost of goods sold represent materials, direct labor costs, and allocated overheads associated with the sale of finished goods to customers.

Advertising

Costs associated with advertising are expensed as incurred and are included in sales, general and administrative expenses. Advertising costs expensed for the three months ended March 31, 2026 and 2025 were approximately $463,000 and $566,000, respectively.

Research and Development Costs

Research and development costs have been expensed in the period incurred. Research and development costs consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, share-based compensation, scale-up expenses, depreciation and amortization expenses on research and development assets, and facility lease costs. Scale-up expenses include material waste costs, production personnel costs, and related expenses. Research and development efforts are focused on enhancements to our existing product formulations and production processes in addition to the development of new products. The Company expects to continue investing in research and development over time, as research and development and innovation are core elements of our business strategy, and the Company believes they represent a critical competitive advantage. The Company believes continued innovation will capture a larger share of consumers through additional revenue streams. Research and development expenses for the three months ended March 31, 2026 and 2025 were approximately $50,000 and $52,000, respectively, and are included in sales, general, and administrative expenses in the accompanying condensed consolidated statements of operations.

Business Development Costs

Business development expenses include all costs associated with directly growing and expanding a business segment, such as advertising, market research and training. These costs include staff salaries, travel expenses, and consulting expenses that the Company incurs while searching for new opportunities and maintaining current relationships. Business development expenses for the three months ended March 31, 2026 and 2025 were approximately $446,000 and $607,000, respectively, and are included in sales, general, and administrative expenses in the accompanying condensed consolidated statements of operations.

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

Sales to three customers accounted for approximately 58% and sales to four customers accounted for approximately 60% of net revenues for the three months period ended March 31, 2026 and 2025, respectively. Accounts receivable from two customers amounted to approximately 31% and accounts receivable from three customers amount to approximately 51% of total accounts receivable as of March 31, 2026 and December 31, 2025, respectively. The Company’s sales for the three months ended March 31, 2026 and 2025 were generated primarily in the United States across the Southeast, Midwest, Southwest, Northeast, Mountain, and Pacific regions, with the balance generated in international markets, including Canada, Central America, South America, and Europe. See Note 10 for revenue disaggregated by geographic region.

Purchases from 10 vendors accounted for approximately 46% and 46% of purchases during the three months ended March 31, 2026 and 2025, respectively. Accounts payable to these vendors totaled approximately $1,501,000 and $2,678,000 as of March 31, 2026 and 2025, respectively.

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

Disclosures about the fair value of financial instruments are based on pertinent information available to management as of March 31, 2026 and December 31, 2025. Although management is not aware of any factors that would significantly affect the reasonableness of the fair value amounts, such amounts were not comprehensively revalued for purposes of these unaudited condensed consolidated financial statements and current estimates of fair value may differ significantly from the amounts presented herein.

Stock Based Compensation

The Company accounts for its stock compensation arrangements at fair value in accordance with Accounting Standards Codification (“ASC”) 718 - Compensation - Stock Compensation. Compensation cost relating to share-based payment transactions is recognized in the Company’s unaudited condensed consolidated financial statements based on the estimated fair value of the instruments issued. The Company measures the cost of employees’ and/or directors’ services in exchange for stock awards based on the grant-date fair value of the award using the Black Scholes model and recognizes the cost over the period the employee is required to provide services for the award, which is the vesting period. The Company accounts for forfeitures as they occur.

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

2. Inventories, net

Inventories were as follows:

	March 31,	December 31,
	2026	2025
Raw materials	$3,269,913	$3,930,750
Finished goods	408,058	827,381
Reserve for obsolete inventory	(145,435)	(175,555)
	$3,532,536	$4,582,576

3. PPE, Net

Property, plant and equipment were as follows:

	March 31,	December 31,
	2026	2025
Building and improvements	$10,110,188	$10,110,188
Furniture, fixtures and equipment	48,632,985	48,632,985
Construction in progress	760,387	760,387
	59,503,560	59,503,560
Less: accumulated depreciation	(15,997,641)	(15,611,596)
	$43,505,919	$43,891,964

Depreciation expense recorded in the three months ended March 31, 2026 and 2025 was approximately $386,000 and $481,000, respectively, which is included as a component of cost of goods sold.

4. Debt

In 2021, the Company issued a $3,000,000 convertible note that matures in December 2026 (unless converted) and bears interest at 3% annually. Accrued interest is payable monthly. The outstanding principal and interest under the convertible note may be converted, at the option of the holder, into the same equity as issued upon the Company’s issuance of preferred or common shares of at least $10,000,000 (a “qualified financing event”), either as a single round or a lead round, at 85% of the per share price paid during the qualified financing event. The note holder elected not to convert at the Reverse Recapitalization and therefore the note is due at maturity

During 2023, the Company’s subsidiaries entered into a $25,000,000 financing agreement with FrontWell Capital Partners Inc. (“FrontWell”), comprised of a $15,000,000 term facility and a $10,000,000 revolving line of credit, with a maturity date in August 2026. In March 2024 and February 2025, the Company entered into amendments extending the first principal payment date; under the February 2025 amendment, monthly payments of $83,000 commenced in September 2025 with a lump-sum balloon payment of $14,083,000 due at maturity.

In addition to the term facility, the Company obtained a $10,000,000 line of credit to fund working capital needs in support of its growth strategy. Interest accrues at the prime rate plus the applicable margin of 4.50%. Interest is due and payable monthly beginning in September 2023. The line of credit includes an unused line fee of 0.25% per annum beginning on closing date through nine months and increases to 0.50% per annum thereafter. As of March 31, 2026 and December 31, 2025 the line of credit had $2,209,383 and $2,691,096 drawn upon it, respectively.

On November 13, 2025, the Company received a notice from FrontWell asserting the occurrence of a Default under the FrontWell Credit Agreement. The default arose, in part, from the issuance of certain promissory notes to related parties that was subsequently identified as potentially inconsistent with the debt incurrence restrictions of the FrontWell Credit Agreement. On March 27, 2026, the Company and its subsidiaries Palmetto Gourmet Foods, Inc., PGF Real Estate I, Inc., and PGF Real Estate II, Inc. (collectively, the “Forbearance Parties”) entered into a Forbearance and Amendment Agreement with FrontWell (the “Forbearance Agreement”), pursuant to which FrontWell agreed to forbear from exercising its rights and remedies with respect to specified defaults under the FrontWell Credit Agreement through April 27, 2026, subject to compliance with certain conditions, including the retention of a Chief Restructuring Officer. On April 27, 2026, the Company repaid and satisfied in full all outstanding obligations under the FrontWell Credit Agreement using proceeds from the Oxus Credit Agreement described below. In connection with the full payoff, the engagement of the Chief Restructuring Officer was terminated. The FrontWell Credit Agreement has been fully discharged and all liens thereunder released.

Oxus Capital Credit Agreement (Subsequent Event). On April 27, 2026 — subsequent to March 31, 2026 — the Company’s subsidiaries (PGF, PGF Real Estate I, Inc., and PGF Real Estate II, Inc.) entered into a Credit Agreement (the “Oxus Credit Agreement”) with Oxus Capital PTE Ltd. (“Oxus Capital”), a related-party major shareholder, as lender. Borealis Foods Inc. and certain affiliates are guarantors. The Oxus Credit Agreement provides for a term loan of $17,000,000, the proceeds of which were used to repay in full all FrontWell obligations (approximately $16.2 million), with the balance applied to transaction expenses and general corporate purposes. Key terms: (i) maturity April 27, 2031; (ii) interest at 12% per annum (14% upon default); (iii) interest-only through April 30, 2027, with Oxus Capital having the option to convert the first year’s accrued interest (approximately $2.0 million) into Common Shares of the Company at the average 60-day closing price preceding May 1, 2027; (iv) principal repayable in 48 consecutive monthly installments commencing May 1, 2027; and (v) secured by a first-priority lien on substantially all assets of the Borrowers, including mortgages on the manufacturing facility and distribution center in Saluda, South Carolina. The Oxus Credit Agreement contains customary covenants and events of default, including that the departure of Reza Soltanzadeh from a senior management role constitutes an event of default subject to a 180-day cure period. The Oxus Credit Agreement and the Conversion Agreement were approved by disinterested members of the Board on April 24, 2026 and constitute a related party transaction.

In the period leading up to the Reverse Recapitalization, significant transaction costs were incurred by both parties. In total, three notes payable of $5,433,713 were issued for the transaction debt. Details for the notes are as follows:

Note 1 – Incurred by Borealis. The related expenses were recognized as incurred by Borealis and the trade payable was subsequently reclassified to notes payable. Note 1 was issued in the original principal amount of $2,138,838. The note has been extended with a maturity date of June 30, 2026, and bears interest at 10% per annum.

Note 2 – Incurred by Borealis. The related expenses were recognized as incurred by Borealis and the trade payable was subsequently reclassified to notes payable. Note 2 was issued in the original principal amount of $1,314,875. The note has been extended with a maturity date of June 30, 2026, and bears interest at 10% per annum.

Note 3 – Incurred by Oxus. The related expenses were recognized by Oxus and resulted in a reduction of contributed equity at the Reverse Recapitalization. Note 3 was issued in the original principal amount of $1,980,000. The note has been extended with a maturity date of December 31, 2025, and bears interest at 8% per annum.

The foregoing three transaction-related notes payable, aggregating $5,433,713, are exclusive of the $7,601,661 non-interest-bearing Oxus shareholder note described under “Amounts Due to Related Parties,” which is also a Reverse Recapitalization-related obligation. Including that note, transaction-related notes payable aggregate $13,035,374, consistent with the disclosure in the Company's Annual Report on Form 10-K.

Debt balances outstanding as of March 31, 2026 are due as follows: $25,060,000 in 2026

In connection with the Oxus Credit Agreement, Oxus Capital is entitled to appoint two members to the Company's Board of Directors, and the Company entered into a Subscription Agreement pursuant to which it is obligated to use commercially reasonable efforts to raise not less than $70.0 million in additional equity at a price of not less than $9.00 per share on or before July 1, 2026. If the equity financing is not consummated by such date, the Conversion Agreement provides for the automatic conversion of approximately $29.1 million of related-party indebtedness (plus approximately $4.3 million of accrued interest as of June 30, 2026) into Common Shares, subject to the receipt of any required shareholder approvals. The Oxus Credit Agreement remains outstanding at a principal amount of $17.0 million. Separately, on May 29, 2026, the Company issued a $3.0 million senior unsecured convertible promissory note to Oxus Capital, the terms of which are described in Note 11. Oxus Capital is the Company's former SPAC sponsor and, through its controlling shareholder Kenges Rakishev, the beneficial owner of approximately 39.09% of the Company's outstanding Common Shares. Accordingly, the Oxus Credit Agreement, the Conversion Agreement, the Subscription Agreement, and the May 29, 2026 promissory note each constitute a related party transaction.

As to Note 3, in November 2025, in connection with the extension of a promissory note originally issued to EarlyBirdCapital, Inc. (“EBC”) in connection with the closing of the Company’s business combination transaction on February 7, 2024, Mr. Helg and Mr. Soltanzadeh (through Zagros Alpine Capital ULC) each provided 500,000 Common Shares as collateral for the Company’s obligations under the note. The indebtedness underlying the promissory note was originally an obligation of Oxus Acquisition Corp., the Company’s former SPAC sponsor, and was assumed by the Company in connection with the closing of the business combination transaction. The shares were placed into escrow with Continental Stock Transfer & Trust Company.

The escrowed shares had been originally issued to the pledgors in connection with the Company’s prior business combination and registered under the Company’s S-4 registration statement, and had been held by the pledgors for more than two years prior to the January 2026 transfer. Following an alleged default under the note, the escrowed shares were transferred to EBC. Despite ongoing discussions regarding repayment of the note, EBC advised the Company in late April 2026 that a portion of such shares had been sold and the proceeds applied against amounts outstanding under the promissory note. The Company was not aware prior to such time that the shares had been transferred out of escrow.

5. Income Taxes

The Company accounts for income taxes using the liability method. Deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax basis of the respective assets and liabilities, using enacted tax rates in effect for the years when the differences are expected to reverse. Borealis is taxed under Canadian tax laws at a rate of 26.5%. Borealis does not file a consolidated tax return. PGF, PGF RE I, and PGF RE II (the “United States subsidiaries”) are taxed as C corporations, with a statutory rate of 21%. The total income tax provision (benefit) expense recorded for the three months ended March 31, 2026 and 2025 was $0 and $0, respectively, on a consolidated pre-tax book loss of approximately $3,512,000 and $4,188,000 in the three month periods ended March 31, 2026 and 2025, respectively.

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

Transactions for which tax deductibility or the timing of tax deductibility is uncertain are analyzed by management based on their technical characteristics. The Company recognizes accrued interest and penalties, if any, related to uncertain tax positions in income tax expense. Management has determined that the Company does not have any uncertain tax positions or associated unrecognized tax benefits that materially impact the unaudited condensed consolidated financial statements or related disclosures. As a result, at March 31, 2026, and 2025, the Company did not have a liability for unrecognized tax benefits, interest or penalties under United States or Canadian tax law. The Company paid no penalties during the three month period ending March 31, 2026. The Company files income tax returns in the Canadian and U.S. federal jurisdictions, and in South Carolina. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2021. There are no tax examinations currently in progress.

6. Contingencies

From time to time, the Company is involved in legal proceedings in the normal course of business. Management does not believe that the final resolution of any such legal proceedings will have a material effect on the condensed consolidated financial position or results of operations of the Company.

7. Warrants

The following represents a summary of warrants outstanding and exercisable as of March 31, 2026:

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

On June 13, 2025, the Company issued 100,000 private placement warrants to purchase 100,000 Common Shares at an exercise price of $5.00 per share, expiring on July 18, 2027. The warrants were issued in connection with the extension of the maturity date of the EarlyBirdCapital promissory note.

On November 19, 2025, the Company issued 250,000 private placement warrants to purchase 250,000 Common Shares at an exercise price of $2.50 per share, expiring on November 19, 2028. The warrants were issued in connection with the further extension of the maturity date of the EarlyBirdCapital promissory note through December 31, 2025.

8. Equity Based Compensation

Restricted Stock

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	16,954	5.83
Granted	—	—
Vested	(3,000)	5.83
Forfeited	—	—
Outstanding at March 31, 2025	13,954	$5.83

Outstanding at December 31, 2025	12,500	3.21
Granted	—	—
Vested	(12,500)	3.21
Forfeited	—	—
Outstanding at March 31, 2026	—	—

Stock compensation expense related to restricted stock units (“RSUs”) was approximately $40,000 and $58,000 for the three months ended March 31, 2026 and 2025, respectively.

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

The 12,500 shares that vested in the three months ended March 31, 2026, have not been issued or registered and therefore, total shares outstanding remains unchanged since December 31, 2025.

9. Earnings per share

Basic earnings or loss per share is based on the weighted average number of common shares outstanding for the period. For the purposes of calculating diluted earnings per share, the number of shares outstanding has been adjusted for the dilutive effects of warrants.

Basic (loss) per share calculation	For Three Months Ended
	March 31,	March 31,
	2026	2025
Net (loss) available to common shareholders	$(3,512,418)	$(4,187,588)
Weighted average common shares outstanding (basic)	21,428,650	21,379,347
Basic (loss) per share from net loss	$(0.16)	$(0.20)

Diluted (loss) per share calculation
Net (loss) available to common shareholders	$(3,512,418)	$(4,187,588)
Weighted average common shares outstanding (basic)	21,428,650	21,379,347
Warrants	—	—
Weighted average common shares outstanding (diluted)	21,428,650	21,379,347
Diluted (loss) per share from net loss *	$(0.16)	$(0.20)

*	In periods where the Company has incurred a net loss, diluted earnings per share is based on the number of common shares issued and outstanding as including the effects of warrants would be anti-dilutive.

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

Revenue by Geographic Region

The following table presents gross revenue disaggregated by geographic region for the three months ended March 31, 2026 and 2025, respectively. Regions correspond to the sales territories through which the Company distributes its products in the United States, Canada, and international markets.

	Three months ended March 31
	2026	2025
Southeast	$1,447,000	$2,638,000
Midwest	3,578,000	1,847,000
Southwest	482,000	1,078,000
Northeast	265,000	452,000
Mountain	1,425,000	422,000
Pacific	179,000	514,000
International	406,000	274,000
Total Gross Revenue	$7,782,000	$7,225,000

11. Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued. The following events occurring after March 31, 2026 require disclosure.

Oxus Credit Agreement. On April 27, 2026, the Company’s subsidiaries — Palmetto Gourmet Foods, Inc., PGF Real Estate I, Inc., and PGF Real Estate II, Inc. (collectively, the “Borrowers”) — entered into a Credit Agreement (the “Oxus Credit Agreement”) with Oxus Capital PTE Ltd. (“Oxus Capital”), a major related-party shareholder, as lender. Borealis Foods Inc., Borealis IP Inc., and Palmetto Gourmet Foods (Canada) Inc. are party as guarantors. The Oxus Credit Agreement provides for a term loan of up to $17,000,000, the proceeds of which were used to repay in full and discharge all outstanding obligations under the FrontWell Credit Agreement (approximately $16.2 million), with the balance applied to transaction expenses and general corporate purposes. The term loan matures on April 27, 2031, bears interest at 12% per annum (14% upon default), and is repayable in 48 consecutive monthly installments commencing May 1, 2027. Oxus Capital has the option, at its sole election, to convert all interest accrued during the first year of the loan (approximately $2.0 million) into common equity of the Company in lieu of cash. The term loan is secured by a first-priority lien on substantially all assets of the Borrowers, including mortgages on the Company’s manufacturing facility and distribution center in Saluda, South Carolina. The Oxus Credit Agreement was approved by the disinterested members of the Board of Directors on April 24, 2026. Oxus Capital is the Company’s former SPAC sponsor and, through its controlling shareholder Kenges Rakishev, a beneficial owner of approximately 39.09% of the Company’s outstanding Common Shares.

Conversion Agreement. In connection with the Oxus Credit Agreement, the Company entered into a Conversion Agreement with Oxus Capital, Reza Soltanzadeh (“CEO”), and Barthelemy Helg (“Non-Executive Chairman”) (collectively, the “Shareholders”). Pursuant to the Conversion Agreement, approximately $29.1 million in aggregate principal amount of indebtedness previously advanced by the Shareholders to the Company, plus approximately $4.3 million in accrued interest (calculated through June 30, 2026), will automatically convert into Common Shares if the Company does not consummate one or more equity financings resulting in aggregate gross proceeds of at least $70 million at a price of $9.00 per share on or before July 1, 2026. The term loan under the Oxus Credit Agreement is expressly excluded from the indebtedness subject to conversion. If the automatic conversion occurs, existing shareholders would experience substantial dilution. Board Reconstitution. Pursuant to the Oxus Credit Agreement, the Company was required, no later than May 11, 2026, to reconstitute its Board of Directors by appointing Pavel Mynzhanov and Zaure Algaziyeva (or such other individuals acceptable to Oxus Capital). Pavel Mynzhanov, who has served as a Director of Oxus Capital since June 2022, was appointed to the Board in May 2026.

Oxus Convertible Promissory Note. On May 29, 2026, the Company issued a $3.0 million convertible promissory note (the “Note”) to Oxus Capital. The Note is a senior unsecured obligation of the Company, bears interest at 10% per annum, and matures on August 29, 2026, subject to automatic extension if the shareholder approvals required for conversion under applicable Nasdaq Listing Rules have not been obtained by that date. Oxus Capital may elect at maturity to convert all or any portion of the outstanding principal into Common Shares at $1.45 per share, subject to customary adjustments, a 49.9% beneficial ownership blocker, and receipt of all required approvals. Based on the initial conversion price and without giving effect to accrued interest or the blocker, the Note would be convertible into approximately 2,068,966 Common Shares. The proceeds may not be used to repay borrowed-money indebtedness, including indebtedness owing to any shareholder or secured creditor. The Note constitutes a related party transaction. The foregoing description is qualified in its entirety by reference to the Note, which was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 4, 2026.

Nasdaq Listing Compliance. On January 12, 2026, the Company received a notice from the Nasdaq Listing Qualifications Department that it was not in compliance with Nasdaq Listing Rule 5620(a), which requires listed companies to hold an annual meeting of shareholders within twelve months of the end of each fiscal year. Nasdaq granted the Company an extension until June 29, 2026 to regain compliance. The Company held its annual meeting of shareholders on June 29, 2026. The Company expects to receive confirmation from Nasdaq that it has regained compliance with Listing Rule 5620(a); however, such confirmation has not been received as of the date of this Quarterly Report.

Nasdaq Shareholder Approval Requirements. The issuance of Common Shares upon (i) the automatic conversion of approximately $29.1 million of related-party indebtedness (plus approximately $4.3 million of accrued interest as of June 30, 2026) under the Conversion Agreement and (ii) the conversion of the Oxus Convertible Promissory Note described above is expected to require shareholder approval under Nasdaq Listing Rules 5635(b) (change of control) and potentially 5635(d) (issuance of 20% or more of outstanding Common Shares at a price below the Nasdaq minimum price). Shareholder approval of these matters was not sought at the Company’s June 29, 2026 annual meeting. The Conversion Agreement and the Note each contain provisions that defer the applicable conversion and extend the applicable maturity until the required shareholder approvals are obtained. The Company intends to convene a special meeting of shareholders, or to include the required proposals at its next annual meeting, to seek the required approvals. There can be no assurance that such approvals will be obtained.

EarlyBirdCapital Escrow Shares. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, in November 2025, in connection with the extension of a promissory note originally issued to EarlyBirdCapital, Inc. (“EBC”), Barthelemy Helg and Reza Soltanzadeh (through Zagros Alpine Capital ULC) each provided 500,000 Common Shares as collateral. Following an alleged default under the note, the escrowed shares were transferred to EBC. In late April 2026, EBC advised the Company that a portion of such shares had been sold and the proceeds applied against amounts outstanding. On May 8, 2026, the Board of Directors determined that such shares had been provided solely for the benefit of the Company and resolved that the Company would take appropriate steps to make Mr. Helg and Mr. Soltanzadeh whole. As of the date of this Quarterly Report, no replacement shares have been issued.

Between April 1, 2026 and May 29, 2026, the Company received additional unsecured advances from the Non-Executive Chairman of the Board of Directors in the amount of $910,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the interim unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report, and our audited consolidated financial statements and related notes in our Annual Report filed on Form 10-K for the year ended December 31, 2025 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on June 2, 2026.

The following discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, those set forth under Item 1.A., “Risk Factors,” included in Part I of the Annual Report.

Overview

Borealis Foods is a pioneering, integrated food science and manufacturing company that is redefining affordable nutrition. Known for popular ramen noodle brands including the high-protein Chef Woo, Chef Ramsay, Ramen Express, and Woodles, Borealis Foods brings innovative fusion flavors from diverse culinary traditions, creating delicious and nutritious meal options for consumers. With U.S.-based production facilities, the company’s portfolio reflects a commitment to quality, innovation, and sustainability.

The first quarter of 2026 reflects continued operational progress against our core strategic priorities: institutional channel expansion, gross margin defense, and SG&A rationalization. Net revenue increased 8.0% year-over-year to $7.37 million, loss from operations improved 29.3% to $(2.06) million from $(2.92) million in Q1 2025, and total SG&A declined 24.0% to $2.90 million. Net loss improved 16.1% to $(3.51) million from $(4.19) million in the prior year period.

Consistent with Borealis Foods’ strategy of partnership with prominent national and international food producers, retailers and distributors, the Company expanded institutional manufacturing partnerships and food service customer base through the addition of two global food manufacturers. One production arrangement was entered into during the first quarter of 2026 and the second was entered shortly after quarter-end. Under these arrangements, a leading global cereal and snack food company and a major multinational consumer packaged goods company now have production arrangements with the Company for manufacturing at our Saluda, South Carolina facility.

These relationships build upon the Company’s existing network of institutional partnerships and further expand our contracted demand pipeline and accelerate the path toward higher capacity utilization. Management believes these partnerships are an important step in the continued development of the Company’s institutional manufacturing business. The Company believes these relationships reflect confidence in the quality and capabilities of the PGF facility; as production volumes under these arrangements increase, the Company expects they may contribute to improved capacity utilization and greater absorption of fixed manufacturing costs, although the timing and extent of such benefits will depend on customer demand and production schedules.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025.

The following sets forth a summary of our results of operations for the presented months ($ in thousands):

	For the Three Months Ended March 31,				2026 vs 2025
	2026 (Unaudited)		2025 (Unaudited)		Variance
	$	% of Revenues, net	$	% of Revenues, net	$	% of Prior Period
Revenues
Gross sales	$7,782		$7,225		$557
Sales discounts & allowances	(414)	(6)%	(379)	(6)%	(35)	(0)%
Revenue, net	7,368		6,846		522
Cost of goods sold	6,143	83%	5,465	80%	678	3%
Depreciation	386	5%	481	7%	(95)	(2)%
Total cost of goods sold	6,529	89%	5,946	87%	583	2%
Gross profit	839	11%	900	13%	(61)	(2)%
Sales & marketing	463	6%	566	8%	(103)	(2)%
Business development	446	6%	607	9%	(161)	(3)%
Training	133	2%	201	3%	(68)	(1)%
General & administrative expenses	1,858	25%	2,443	36%	(585)	(11)%
Total sales, general & administrative expenses	2,900	39%	3,817	56%	(917)	(17)%
Loss from operations	(2,061)	(28)%	(2,917)	(43)%	856	15%
Total other expense	(1,451)	(20)%	(1,270)	(19)%	(181)	(1)%
Loss before income taxes	(3,512)	(48)%	(4,187)	(61)%	675	13%
Income tax benefit	0	0%	0	0%		0%
Net loss	$(3,512)	(48)%	$(4,187)	(61)%	$675	13%

Other financial Data:
Adjusted EBITDA	$(181)	(2)%	$(557)	(8)%	$376	6%

Adjusted EBITDA is a non-GAAP financial metric. See “How we Evaluate Our Operations” below for an explanation of the terms EBITDA and Adjusted EBITDA and a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

Revenue and Customer Trends

Net revenue increased 8.0% year-over-year to $7.37 million for the three months ended March 31, 2026, compared to $6.85 million for the three months ended March 31, 2025. Gross sales increased 8.0% to $7.78 million from $7.23 million in the prior year period. The growth was driven by continued expansion of our institutional food service channel, including increased volumes from existing partners and the initial contribution from new major manufacturing partnerships entered into during the first quarter.

The quarter marks the beginning of a meaningful expansion in our customer base and contracted production volume. During Q1 2026, the Company entered into production arrangements with two globally recognized consumer food companies, one a leading global cereal and snack manufacturer and the other a major multinational consumer packaged goods company with an extensive food and beverage portfolio. These arrangements add two significant sources of contracted volume to our existing institutional relationships and are expected to contribute meaningfully to revenue and capacity utilization beginning in the second quarter of 2026 and accelerating through the remainder of the year.

The annualized revenue run-rate implied by Q1 2026 net revenue is approximately $29.47 million. Management anticipates this run-rate to increase materially as the new co-packing arrangements and expanded institutional volumes ramp through the remainder of 2026. Revenue concentration with any single mass retail partner has continued to decline, consistent with our strategic objective of building a diversified, high-quality institutional manufacturing portfolio that generates consistent large-order volume at favorable margins.

Sales discounts and allowances were $0.41 million for Q1 2026, or 6.0% of gross sales, consistent with Q1 2025 at $0.38 million (also 6.0% of gross sales), reflecting stable promotional discipline as our customer mix continues to evolve toward institutional and manufacturing channels with lower promotional requirements.

Product Mix and Margin Performance

Gross profit for the three months ended March 31, 2026 was $0.84 million (11.0% of net revenue), compared to $0.90 million (13.0% of net revenue) for the three months ended March 31, 2025, a decrease of $0.06 million. Non-GAAP gross margin, less depreciation, was 16.0% for Q1 2026 compared to 20.0% for Q1 2025. The year-over-year margin comparison reflects a product mix shift in Q1 2026 as we onboard new partners initial production runs which typically carry lower per-unit margins as lines are qualified and production efficiencies are established. Management expects gross margin to recover and expand as these new relationships scale to full volume and line efficiencies are optimized.

The primary drivers of the gross profit variance are:

Volume-driven COGS increase: Cost of goods sold, excluding depreciation, increased $0.68 million year-over-year commensurate with the 8.0% increase in revenue, reflecting higher raw material and direct labor costs on the larger production base. As a percentage of net revenue, cost of goods sold (excluding depreciation) was 83.4% in Q1 2026 versus 80.0% in Q1 2025.

New customer onboarding costs: Q1 2026 reflects the initial production qualification runs and related efficiency ramp-up costs associated with the new major manufacturing partnerships. These are transitional costs that are expected to normalize as production volumes reach steady-state.

Depreciation reduction: Depreciation within cost of goods sold declined to $0.39 million in Q1 2026 from $0.48 million in Q1 2025, a reduction of $0.09 million, reflecting the continued benefit of the machine-hours depreciation method under which charges vary with actual production utilization.

The capacity utilization opportunity remains the most powerful lever available to the Company. Our Saluda, South Carolina facility operates at an installed capacity of 600 million meals per year, and current production levels represent a small fraction of that capacity. The addition of the new manufacturing partnerships in Q1 2026 is the most direct mechanism available to us for increasing utilization. We believe the contracted demand pipeline now in place with our institutional and co-packing partners provides the clearest pathway we have had to date toward achieving that utilization level.’

Operating Expenses and SG&A Trends

Total selling, general and administrative expenses declined 24.0% year-over-year to $2.90 million, or 39.0% of net revenue, for the three months ended March 31, 2026, compared to $3.82 million, or 56.0% of net revenue, for the three months ended March 31, 2025. This represents the continuation of the structural SG&A reduction that accelerated in the second half of fiscal 2025. The $0.92 million reduction in Q1 2026 SG&A is broad-based across all expense categories and reflects normalization of our cost base as the food service channel matures.

Key drivers of the Q1 2026 SG&A improvement include:

●	General and administrative expenses declined $0.59 million, or 24.0%, to $1.86 million, driven by lower professional fees, reduced legal and audit costs, and tighter management of discretionary administrative spending.

●	Sales and marketing expenses declined $0.10 million, or 18.2%, to $0.46 million, reflecting the normalization of marketing spend following the intensive national launch activities of early 2025.

●	Business development expenses declined $0.16 million, or 27.0%, to $0.45 million, as the food service channel build-out costs have moderated with the establishment of recurring institutional relationships.

●	Training and start-up costs declined $0.07 million, or 33.0%, to $0.13 million, reflecting continued stabilization of the PGF manufacturing team as production capabilities have matured.

The Q1 2026 annualized SG&A run-rate of approximately $11.60 million continues the downward trajectory. Management expects this run-rate to remain stable or continue to improve, with the new manufacturing relationships not expected to require material incremental SG&A investment given the institutional nature of those arrangements.

Cash Flows

The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating Activities	$(123)	$(1,373)
Investing Activities	—	(26)
Financing Activities	539	938

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $0.12 million, primarily driven by the net loss of $3.51 million, adjusted for non-cash charges of $0.39 million for depreciation and amortization. This represents a 91% improvement from the $1.37 million used in the same period of 2025 primarily as a result of favorable changes in working capital, including a $0.87 million decrease in accounts receivable and a $1.08 million decrease in inventories, partially offset by a slight year-over-year decline in gross profit ($0.84 million in Q1 2026 compared to $0.90 million in Q1 2025).

Investing Activities

Net cash used in investing activities was $0 million for the three months ended March 31, 2026. This decrease from $0.03 million in the three months ended March 31, 2025 aligns with our focused approach to capital expenditures, particularly as the Company seeks to improve asset utilization and operational efficiencies without significant expansion of its production line.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2026, was $0.54 million, financing was driven by advances from related parties. In comparison, net cash provided by financing activities in the three months ended March 31, 2025, was $0.94 million, and largely attributable to borrowings on the line of credit, proceeds from convertible debt and related party advances.

Liquidity and Capital Resources

As of March 31, 2026, our primary sources of liquidity were borrowings under the FrontWell Capital Partners credit facility and advances from related parties, as cash generated from operations were not sufficient to fund our operating requirements. As of the balance sheet date, we had cash and cash equivalents of approximately $0.48 million and a working capital deficit of approximately $(65.02) million. The Company was reliant on related party funding and vendor payment timing to meet near-term obligations as of March 31, 2026.

As of March 31, 2026, the FrontWell term facility carried a balloon payment of approximately $14.08 million due in August 2026, with an additional $2.21 million outstanding under the revolving line of credit. This scheduled maturity, occurring within twelve months of the balance sheet date, represented the most significant near-term capital structure risk as of March 31, 2026. Management was actively engaged in discussions with FrontWell and evaluating alternative secured financing arrangements supported by the Company’s $43.51 million net PP&E asset base in order to refinance or extend this obligation prior to its maturity.

The addition of two major global food manufacturers as manufacturing customers, one at the end of Q1 2026 and one shortly thereafter, is expected to improve the Company’s liquidity trajectory by generating contracted, large-order institutional volume that improves working capital predictability and strengthens the borrowing base. Management believes this expanded demand pipeline positions the Company to improve its working capital profile as these relationships reach full production volume in the quarters ahead.

Subsequent to March 31, 2026, the Company completed two related-party financing transactions that materially changed its capital structure and liquidity position. The April 27, 2026 Oxus Credit Agreement was previously disclosed in the Company's Annual Report on Form 10-K; the May 29, 2026 Oxus Convertible Promissory Note was not.

On April 27, 2026, the FrontWell credit facility was retired in full through a $17.00 million term loan from Oxus Capital, a related-party major shareholder controlled by Kenges Rakishev, eliminating the August 2026 balloon maturity. On May 29, 2026, the Company issued a separate $3.0 million senior unsecured convertible promissory note to Oxus Capital, bearing interest at 10% per annum and maturing August 29, 2026 (subject to automatic extension pending receipt of required shareholder approvals), convertible at Oxus Capital's election at maturity into Common Shares at $1.45 per share, subject to a 49.9% beneficial ownership blocker. These transactions are described in detail under “Subsequent Events” above and are not reflected in the March 31, 2026 balance sheet.

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

Future Capital Requirements and Liquidity

We need additional capital to meet our funding requirements through the next twelve months, particularly to support our expansion into the premium retail segment with a prominent global brand. As of March 31, 2026, we had cash-on-hand of $0.48 million and negative working capital of $65.02 million. Our current business plan has mitigated some capital expenditure requirements, as operational efficiencies in existing production lines have reduced the need for immediate expansion. We are actively exploring additional financing options to strengthen liquidity; however, there can be no assurance that such funding will be available on favorable terms or at all. If we cannot obtain adequate additional financing, among other things, we may have to substantially curtail or limit our research, marketing, production or distribution activities, sell assets of the Company or seek protection from creditors under bankruptcy laws, which could materially and adversely affect our business plan. Inadequate financial resources could also continue to raise substantial doubt about our ability to continue as a going concern.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2026, conditions existed that raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Those conditions included: (i) recurring net losses, including a net loss of $3.51 million for the three months ended March 31, 2026; (ii) net cash used in operating activities of approximately $0.12 millon for the three months ended March 31, 2026; (iii) a working capital deficit of approximately $(65.02) million as of March 31, 2026; and (iv) the FrontWell term facility balloon payment of approximately $14.08 million due in August 2026, which was within twelve months of the balance sheet date.

As of March 31, 2026, management’s plans to address the going concern conditions included the following:

FrontWell Refinancing: Management was actively engaged in discussions with FrontWell Capital Partners regarding the refinancing, amendment, or extension of the term facility prior to its August 2026 maturity. The Company’s $43.51 million net PP&E asset base, representing one of the most advanced ramen manufacturing facilities in North America, was expected to support asset-based refinancing at a scale sufficient to materially extend the Company’s debt runway.

New Institutional Manufacturing Partnerships: During the first quarter of 2026 and shortly thereafter, the Company entered into production arrangements with two major global food manufacturers. These relationships were expected to generate meaningful contracted production volume beginning in Q2 2026, improving capacity utilization, revenue predictability, and the Company’s borrowing base.

Continued Related Party Financial Support: The Company’s Chairman and CEO have historically provided, and as of March 31, 2026 were expected to continue providing, financial support as needed. Advances of $2.05 million and $0.28 million, respectively, had been provided by the Chairman and CEO subsequent to December 31, 2025 and prior to the filing date of the Annual Report on Form 10-K and their continued support was considered a mitigating factor in management’s going concern assessment.

Additional Financing: The Company was actively pursuing additional equity offerings, convertible debt, and strategic financing arrangements to provide working capital to support the institutional production ramp and to strengthen the balance sheet.

SG&A Cost Reduction: Total SG&A for the three months ended March 31, 2026 was $2.90 million, a 24.0% reduction from the prior year period, reflecting a lower and more sustainable operating cost structure that reduces the amount of revenue required to achieve operating breakeven.

Subsequent to March 31, 2026, the Company executed certain elements of its plan: on April 27, 2026, the FrontWell credit facility was retired in full through the $17.0 million Oxus Credit Agreement with Oxus Capital, a related-party major shareholder controlled by Kenges Rakishev, and on May 29, 2026, the Company issued a separate $3.00 million unsecured convertible promissory note to Oxus Capital. These transactions eliminate the August 2026 FrontWell balloon maturity that was the most significant near-term capital structure risk identified as of the balance sheet date. Notwithstanding these transactions, management has concluded under ASC 205-40 that substantial doubt about the Company's ability to continue as a going concern has not been alleviated. Material conditions remain, including: (i) the requirement to consummate at least $70.00 million of equity financing at $9.00 per share on or before July 1, 2026, for which the Company has no commitments and which threshold is substantially above recent trading prices of the Common Shares; (ii) if such financing is not consummated, the contractual conversion of approximately $29.13 million of related-party indebtedness (plus approximately $4.26 million of accrued interest as of June 30, 2026) into Common Shares, which conversion is itself subject to receipt of shareholder approvals required under Nasdaq Listing Rules 5635(b) and 5635(d) that have not been obtained; (iii) the Company’s continued reliance on demand and past-due obligations to related parties; and (iv) the fact that the Company’s total liabilities continue to exceed total assets.

Contractual Obligations and Commitments

The following table summarizes our non-cancellable contractual obligations and other commitments as of March 31, 2026, and the effects that such obligations are expected to have on our liquidity and cash flow for future periods (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual obligations and other commitments *	$72,270	$71,847	$423	$—	$—

(*)	Includes operating lease liabilities for certain of our offices and facilities, accounts payable, and accrued expenses including related party notes.

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

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.

Warrants

The following represents a summary of warrants outstanding and exercisable as of March 31, 2026:

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

Subsequent Events

The Company evaluated events and transactions occurring after March 31, 2026 through the date these financial statements were available to be issued. The following subsequent events are disclosed as they are material to the financial condition and results of operations of the Company.

Related Party Refinancing — April 27, 2026

On April 27, 2026, the Company's subsidiaries entered into the Oxus Credit Agreement with Oxus Capital PTE Ltd., a major shareholder of the Company controlled by Kenges Rakishev (the beneficial owner of approximately 39.09% of the Company's outstanding Common Shares), as more fully described in Note 4 and Note 11 to the unaudited condensed consolidated financial statements. The proceeds from this loan were used to: (i) retire in full the outstanding principal and accrued interest under the FrontWell Capital Partners credit facility, including both the term loan (with an approximately $14.08 million balloon that had been due in August 2026) and the revolving line of credit (approximately $2.69 million outstanding as of December 31, 2025); and (ii) repay a portion of existing related party obligations. The transaction eliminates the August 2026 FrontWell maturity event that had been identified as the most significant near-term capital structure risk in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Conversion Agreement. In connection with the Oxus Credit Agreement, the Company entered into a Conversion Agreement with Oxus Capital, Reza Soltanzadeh (“CEO”), and Barthelemy Helg (“Non-Executive Chairman”) (collectively, the “Shareholders”). Pursuant to the Conversion Agreement, approximately $29.1 million in aggregate principal amount of indebtedness previously advanced by the Shareholders to the Company, plus approximately $4.3 million in accrued interest (calculated through June 30, 2026), will automatically convert into Common Shares if the Company does not consummate one or more equity financings resulting in aggregate gross proceeds of at least $70 million at a price of $9.00 per share on or before July 1, 2026. The term loan under the Oxus Credit Agreement is expressly excluded from the indebtedness subject to conversion. If the automatic conversion occurs, existing shareholders would experience substantial dilution. Board Reconstitution. Pursuant to the Oxus Credit Agreement, the Company was required, no later than May 11, 2026, to reconstitute its Board of Directors by appointing Pavel Mynzhanov and Zaure Algaziyeva (or such other individuals acceptable to Oxus Capital). Pavel Mynzhanov, who has served as a Director of Oxus Capital since June 2022, was appointed to the Board in May 2026.

Nasdaq Shareholder Approval Requirements. The issuance of Common Shares upon (i) the automatic conversion of approximately $29.1 million of related-party indebtedness (plus approximately $4.3 million of accrued interest as of June 30, 2026) under the Conversion Agreement and (ii) the conversion of the Oxus Convertible Promissory Note described above is expected to require shareholder approval under Nasdaq Listing Rules 5635(b) (change of control) and potentially 5635(d) (issuance of 20% or more of outstanding Common Shares at a price below the Nasdaq minimum price). Shareholder approval of these matters was not sought at the Company’s June 29, 2026 annual meeting. The Conversion Agreement and the Note each contain provisions that defer the applicable conversion and extend the applicable maturity until the required shareholder approvals are obtained. The Company intends to convene a special meeting of shareholders, or to include the required proposals at its next annual meeting, to seek the required approvals. There can be no assurance that such approvals will be obtained.

Additional Related Party Financing — May 29, 2026

On May 29, 2026, the Company issued a $3.0 million senior unsecured convertible promissory note to Oxus Capital, bearing interest at 10% per annum and maturing August 29, 2026 (subject to automatic extension if required shareholder approvals for conversion have not been obtained). The Note is convertible at Oxus Capital's election at maturity into Common Shares at $1.45 per share, subject to a 49.9% beneficial ownership blocker. The Note constitutes a related party transaction. See Note 11.

The April 27, 2026 and May 29, 2026 related party financings collectively: (i) eliminate the August 2026 FrontWell balloon maturity that had constituted the most critical near-term going concern trigger; (ii) consolidate the Company’s secured debt into related party obligations with, management believes, more flexible repayment terms; and (iii) provide $3.00 million in incremental working capital to support the operational ramp. Notwithstanding these transactions, substantial doubt about the Company’s ability to continue as a going concern has not been alleviated under ASC 205-40, as more fully described above under “Going Concern” and in Note 1 to the unaudited condensed consolidated financial statements.

EarlyBirdCapital Escrow Shares. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, in November 2025, in connection with the extension of a promissory note originally issued to EarlyBirdCapital, Inc. (“EBC”), Barthelemy Helg and Reza Soltanzadeh (through Zagros Alpine Capital ULC) each provided 500,000 Common Shares as collateral. Following an alleged default under the note, the escrowed shares were transferred to EBC. In late April 2026, EBC advised the Company that a portion of such shares had been sold and the proceeds applied against amounts outstanding. On May 8, 2026, the Board of Directors determined that such shares had been provided solely for the benefit of the Company and resolved that the Company would take appropriate steps to make Mr. Helg and Mr. Soltanzadeh whole. As of the date of this Quarterly Report, no replacement shares have been issued.

Between April 1, 2026 and May 29, 2026, the Company received additional unsecured advances from the Chairman of the Board of Directors in the amount of $910,000.

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

For the three months ended March 31, 2026, “Adjusted EBITDA,” a non-GAAP measure, is defined as net loss attributable to us before (1) income taxes, (2) depreciation and amortization, of $0.39 million, (3) interest expense, of $1.45 million, (4) new product launch of $0.46 million, (5) training, of $0.13 million, (6) deferred stock compensation $0.04 million, (7) professional fees, of $0.42 million, and (8) business development and other extraordinary charges, of $0.44 million. For the three months ended March 31, 2025, “Adjusted EBITDA,” a non-GAAP measure, is defined as net loss attributable to us before (1) income taxes, (2) depreciation and amortization, of $0.48 million, (3) interest expense, of $1.26 million, (4) new product launch of $0.57 million, (5) training, of $0.20 million, (6) deferred stock compensation $0.04 million, (7) business professional fees, of $0.48 million, and (8) business development and other extraordinary charges, of $0.61 million. Management and our Board of Directors use this non-GAAP measure for purposes of evaluating our performance. Furthermore, the Compensation Committee of our Board of Directors uses such measure to evaluate management’s performance. We, therefore, believe that the use of this non-GAAP measure provides useful information to investors and other stakeholders by allowing them to view our business through the eyes of management and our Board of Directors, facilitating comparisons of results across historical periods and focus on the underlying ongoing operating performance of our business. As noted above, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

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

Sales to three customers accounted for approximately 58% and sales to four customers accounted for approximately 60% of net revenues for three month periods ended March 31, 2026 and 2025, respectively. Accounts receivable from two customers amounted to approximately 31% and accounts receivable from three customers amounted to approximately 51% of total accounts receivable as of March 31, 2026 and December 31, 2025, respectively. The Company’s sales for the periods presented were generated primarily in the United States, with the balance generated in international markets including Canada, Central America, South America, and Europe. See Note 10 for revenue disaggregated by geographic region.

Purchases from 10 vendors accounted for approximately 46% and 46% of purchases during the three months ended March 31, 2026 and 2025, respectively. Accounts payable to these vendors totaled approximately $1,501,000 and $2,678,000 as of March 31, 2026 and 2025, respectively.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level, as a result of the material weaknesses in internal control over financial reporting described below.

Evaluation of Internal Control over Financial Reporting

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

Internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or overriding of controls. Because of the inherent limitations, only reasonable assurance with respect to financial statement preparation and presentation can be provided and misstatements may not be prevented or detected. Management evaluated the design and effectiveness of the Company’s internal control over financial reporting as of March 31, 2026 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework 2013. Based on its evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2026 due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Consistent with the material weaknesses identified as of December 31, 2025 and disclosed in our Annual Report on Form 10-K, management concluded that the following material weaknesses continued to exist as of March 31, 2026: (i) the Company had insufficient accounting and financial reporting resources and lacked appropriate segregation of duties within its financial reporting process; and (ii) the Company did not maintain effective controls over the identification, authorization, and disclosure of related-party transactions and over monitoring of compliance with debt covenants. As a result of these material weaknesses, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2026.

As a result of these deficiencies, material misstatements were identified and corrected in the consolidated financial statements as of and for the year ended December 31, 2025. Because there is a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiencies represent material weaknesses in our internal control over financial reporting and our internal controls over financial reporting was not effective as of March 31, 2026. However, we have been in the process of remediating the internal control integrated framework in order to address this weakness.

Our Chief Executive Officer and Chief Financial Officer have taken additional steps to support that the unaudited condensed consolidated financial statements for the period ended March 31, 2026 are presented fairly in accordance with U.S. GAAP.

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

Item 1A. Risk Factors

Our risk factors are disclosed in Part I, Item 1A of our Annual Report on Form 10-K, filed with the SEC on June 2, 2026.

The risk factors set forth below update and supplement the risk factors disclosed in the Annual Report. Except as set forth below, there have been no material changes from the risk factors disclosed in the Annual Report. The risk factors disclosed in the Annual Report, together with the updated and supplemental risk factors set forth below, should be carefully considered, together with the other information in this Quarterly Report and our other filings with the SEC, in evaluating the Company and our Common Shares and Warrants. The risks described in the Annual Report and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, or results of operations.

Approximately $33.3 million of related-party indebtedness is subject to contractual automatic conversion into Common Shares on or after July 1, 2026, and any such conversion will result in substantial dilution to existing shareholders.

On April 27, 2026, in connection with the Oxus Credit Agreement, we entered into a Conversion Agreement with Oxus Capital PTE Ltd. (“Oxus Capital”), our Chief Executive Officer Reza Soltanzadeh, and our Non-Executive Chairman Barthelemy Helg (together, the “Shareholders”), and a Subscription Agreement with Oxus Capital. Pursuant to the Subscription Agreement, we are obligated to use commercially reasonable efforts to consummate one or more equity financings resulting in aggregate gross proceeds of at least $70.0 million at a price of not less than $9.00 per share on or before July 1, 2026 (the “Equity Financing Condition”). If the Equity Financing Condition is not satisfied, the Conversion Agreement provides for the automatic conversion of approximately $29.1 million of indebtedness previously advanced by the Shareholders to the Company, plus approximately $4.3 million of accrued interest (calculated through June 30, 2026), into Common Shares.

We do not currently have any commitments for the equity financing contemplated by the Subscription Agreement, and the $9.00 per share threshold is substantially above recent trading prices of our Common Shares. As a result, we expect that the Equity Financing Condition will not be satisfied by July 1, 2026, and that the conversion contemplated by the Conversion Agreement will be triggered. The number of Common Shares issuable upon conversion will depend on the conversion price determined under the Conversion Agreement, and the conversion price is expected to be substantially below the $9.00 per share threshold contemplated by the Subscription Agreement. Accordingly, if and when the conversion is effected, the conversion will result in substantial dilution to our existing shareholders and a significant further increase in the beneficial ownership and voting power of Oxus Capital and its affiliates, who are already our controlling shareholder group.

As described in the following risk factor, the issuance of Common Shares upon the conversion contemplated by the Conversion Agreement is expected to require shareholder approval under Nasdaq Listing Rules 5635(b) and potentially 5635(d). The Conversion Agreement contains a “Required Approvals” provision that defers the conversion and correspondingly extends the maturity of the related indebtedness until such shareholder approvals are obtained. The interaction between the July 1, 2026 contractual conversion trigger and the Nasdaq-driven deferral creates a continuing overhang on our Common Shares, the duration and ultimate resolution of which depends on factors outside our control, including the timing of any shareholder meeting we are able to convene and the outcome of the shareholder vote.

Issuances of Common Shares upon conversion of related-party indebtedness require shareholder approval under Nasdaq Listing Rules 5635(b) and 5635(d), which approval has not been obtained and was not sought at our June 29, 2026 annual meeting of shareholders.

The issuance of Common Shares upon (i) the conversion of approximately $29.1 million of related-party indebtedness (plus approximately $4.3 million of accrued interest as of June 30, 2026) under the Conversion Agreement and (ii) the conversion of the $3.0 million convertible promissory note issued to Oxus Capital on May 29, 2026 described in Note 11 (collectively, the “Required Issuances”) is expected to require the prior approval of our shareholders under Nasdaq Listing Rule 5635(b) (change of control) and potentially Nasdaq Listing Rule 5635(d) (issuance of 20% or more of the outstanding Common Shares at a price less than the Nasdaq minimum price).

The Required Issuances were not submitted to a vote of our shareholders at our June 29, 2026 annual meeting of shareholders. The Conversion Agreement and the Note each defer the applicable conversion and extend the applicable maturity until the required shareholder approvals are obtained. We intend to convene a special meeting of shareholders, or to include the required proposals at our next annual meeting of shareholders, to seek the required approvals.

We cannot assure you that we will obtain the required shareholder approvals on a timely basis or at all. Under Nasdaq’s voting requirements applicable to issuances under Listing Rule 5635, the shares to be issued in the transactions, and shares held by Oxus Capital and its affiliates as interested parties, may be subject to limitations on voting on the related proposals. If we fail to obtain the required shareholder approvals, the conversion contemplated by the Conversion Agreement will continue to be deferred, the related indebtedness will remain outstanding (subject to the corresponding maturity extensions and continuing accrual of interest at the contractual rates), and the overhang created by the Conversion Agreement will continue to weigh on the trading price of our Common Shares. In addition, if we are required to restructure or amend the Conversion Agreement or the Oxus Credit Agreement in order to address the deferral or to obtain shareholder approval, any such restructuring or amendment could be on terms less favorable to us and our non-affiliated shareholders than the existing terms. Failure to obtain the required approvals could also adversely affect our continued listing on the Nasdaq Capital Market.

Substantial doubt about our ability to continue as a going concern has not been alleviated.

As disclosed in the Annual Report, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. Notwithstanding the refinancing of the FrontWell Capital Partners credit facility through the April 27, 2026 Oxus Credit Agreement and the additional $3.0 million provided under the May 29, 2026 amendment thereto, management has concluded under ASC 205-40 that substantial doubt has not been alleviated, because management’s plans cannot be assessed as probable of being effectively implemented. Material conditions continue to exist, including our need to consummate at least $70.0 million of equity financing at $9.00 per share on or before July 1, 2026 (for which we have no commitments), the conversion overhang and Nasdaq shareholder-approval requirements described above, our continued reliance on demand and past-due obligations to related parties, and the fact that our total liabilities continue to exceed our total assets. See Note 1 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Oxus Capital and its controlling shareholder exercise significant influence over our Company and may increase that influence further upon conversion of related-party indebtedness.

Oxus Capital, our former SPAC sponsor, beneficially owns, through its controlling shareholder Kenges Rakishev, approximately 39.09% of our outstanding Common Shares. Oxus Capital is also our senior secured lender under the Oxus Credit Agreement (as amended), holds a portion of the related-party indebtedness subject to the Conversion Agreement, and is entitled to appoint two members of our Board of Directors, one of whom (Pavel Mynzhanov) was appointed in May 2026. As a result, Oxus Capital and Mr. Rakishev have significant influence over our business, strategy, financing, and governance, including the ability to influence or determine the outcome of most matters submitted to our shareholders for approval. If the conversion contemplated by the Conversion Agreement is effected following receipt of the required shareholder approvals, the beneficial ownership and voting power of Oxus Capital and its affiliates will increase further, potentially to a level that constitutes majority ownership and control of the Company. The interests of Oxus Capital and Mr. Rakishev may differ from those of our other shareholders, and conflicts of interest may arise in connection with related-party transactions, financings, and other matters in which Oxus Capital has a direct or indirect interest.

We are not yet confirmed as compliant with Nasdaq Listing Rule 5620(a).

On January 12, 2026, we received a notice from the Nasdaq Listing Qualifications Department that we were not in compliance with Nasdaq Listing Rule 5620(a), which requires listed companies to hold an annual meeting of shareholders within twelve months of the end of each fiscal year. Nasdaq granted us an extension until June 29, 2026 to regain compliance. We held our annual meeting of shareholders on June 29, 2026. We expect to receive confirmation from Nasdaq that we have regained compliance with Listing Rule 5620(a); however, we have not received such confirmation as of the date of this Quarterly Report. If, contrary to our expectations, Nasdaq determines that we have not regained compliance, our Common Shares and Warrants could become subject to delisting from the Nasdaq Capital Market, which would materially and adversely affect the liquidity and trading price of our securities, our ability to raise additional capital, and our relationships with customers, suppliers, and other counterparties.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements. During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
10.1	Forbearance and Amendment Agreement dated March 27, 2026, by and among Borealis Foods Inc., Palmetto Gourmet Foods, Inc., PGF Real Estate I, Inc., PGF Real Estate II, Inc., and FrontWell Capital Partners Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2026).
10.2	Credit Agreement dated April 27, 2026, by and among Palmetto Gourmet Foods, Inc., PGF Real Estate I, Inc., PGF Real Estate II, Inc., the guarantors party thereto, and Oxus Capital PTE Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 1, 2026).
10.3	Conversion Agreement dated April 27, 2026, by and among Borealis Foods Inc., Oxus Capital PTE Ltd., Reza Soltanzadeh, and Barthelemy Helg (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 1, 2026).
10.4	Convertible Promissory Note dated May 29, 2026, issued by Borealis Foods Inc. to Oxus Capital PTE LTD. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 4, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: June 30, 2026

	By:	/s/ Reza Soltanzadeh
Reza Soltanzadeh
Chief Executive Officer & Director

Date: June 30, 2026	-and-

	By:	/s/ Stephen Wegrzyn
Stephen Wegrzyn
Chief Financial Officer