Form 10-K/A
period 2025-12-31
Borealis Foods Inc.
filed 2026-07-29
CIK 1852973

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

As of the date of this Amendment, 21,463,306 Common Shares of the registrant, no par value, were issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Borealis Foods Inc. (the “Company,” “Borealis,” “we,” “us,” or “our”) for the fiscal year ended December 31, 2025, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 2, 2026 (the “Original 10-K”).

This Amendment is being filed in response to a comment letter received from the Division of Corporation Finance of the SEC, dated July 15, 2026, with respect to the Original 10-K (the “Comment Letter”). Specifically, this Amendment addresses comments 3 and 4 of the Comment Letter, which noted that:

(i)	the report of the independent registered public accounting firm included in the Original 10-K with respect to the fiscal year ended December 31, 2025 did not clearly identify the name of the company whose financial statements were audited, as the address block and opening sentence of the opinion referred only to “… and Subsidiaries” without naming Borealis Foods Inc.; and

(ii)	(ii) the Original 10-K did not include the report of the independent registered public accounting firm that audited the Company's financial statements for the fiscal year ended December 31, 2024, as required by Rule 8-02 of Regulation S-X, which requires that an annual report on Form 10-K include two years of audited financial statements together with the accompanying audit opinions.

Accordingly, this Amendment:

(i)	amends and restates Item 8 of Part II of the Original 10-K in its entirety to include (a) a revised report of the Company's independent registered public accounting firm for the fiscal year ended December 31, 2025 that clearly identifies Borealis Foods Inc. and Subsidiaries as the company whose financial statements were audited, and (b) the report of the independent registered public accounting firm that audited the Company's financial statements for the fiscal year ended December 31, 2024; and

(ii)	amends and restates Item 15 of Part IV of the Original 10-K to file, as exhibits, (a) the consent of the Company's independent registered public accounting firm with respect to its revised report on the fiscal year ended December 31, 2025 financial statements, and (b) updated certifications of the Company's principal executive officer and principal financial officer required under the Sarbanes-Oxley Act of 2002, in each case as required by Exchange Act Rule 12b-15.

Other than as described above, this Amendment does not amend, and should be read together with, the Original 10-K, and does not reflect events occurring after the date the Original 10-K was filed, or modify or update the disclosures therein in any way other than as required to reflect the amendments described above. This Amendment does not modify or update any other items in the Original 10-K, including any forward-looking statements, and does not purport to reflect any information or events subsequent to the filing date of the Original 10-K, except as expressly set forth herein. Accordingly, this Amendment should be read in conjunction with the Original 10-K and the Company's other filings with the SEC subsequent to the date of the Original 10-K. This Amendment does not affect any other items of the Original 10-K, and all other information in the Original 10-K is unchanged and not restated herein.

References to the “Company,” “Borealis,” “we,” or “our” in this Amendment refer to Borealis Foods Inc. and, as applicable, its wholly owned and consolidated subsidiaries.

PART II

Item 8. Financial Statements and Supplementary Data

The financial statements of the Company as of and for the fiscal years ended December 31, 2025 and December 31, 2024, including the related notes, are unchanged from the Original 10-K and are not repeated in this Amendment. This Item 8 is amended and restated solely to include the following, each of which is attached to this Amendment and incorporated herein by reference:

Report of Independent Registered Public Accounting Firm with respect to the fiscal year ended December 31, 2025, revised to identify Borealis Foods Inc. and Subsidiaries as the company whose financial statements were audited (attached as Annex A); and

Report of Independent Registered Public Accounting Firm with respect to the fiscal year ended December 31, 2024 (attached as Annex B).

Except as set forth above, all other financial statements, schedules, and related notes included in Item 8 of the Original 10-K remain unchanged and are not restated in this Amendment.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements. See Part II, Item 8 above. No financial statement schedules are required to be filed as part of this Amendment other than as set forth herein.

2.	Financial Statement Schedules. See Part II, Item 8 above. No financial statement schedules are required to be filed as part of this Amendment other than as set forth herein.

3.	Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this report.

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm (fiscal year ended December 31, 2025)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13A-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13A-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Borealis Foods Inc.

Date: July 29, 2026	By:	/s/ Reza Soltanzadeh
Reza Soltanzadeh
Chief Executive Officer

ANNEX A

Report of Independent Registered Public Accounting Firm — Fiscal Year Ended December 31, 2025

To the Board of Directors and

Stockholders of Borealis Foods Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Borealis Foods Inc. and Subsidiaries (the Company) as of December 31, 2025, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Palm Beach Gardens, FL

June 1, 2026

ANNEX B

Report of Independent Registered Public Accounting Firm — Fiscal Year Ended December 31, 2024

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

Our audit procedures performed to address the critical matter included, among others:

●	Review key documents of the transaction.

●	Review Management’s analysis for the accounting treatment of the transaction and related impact.

●	Review the Opening Balance Adjustments Workbook and accounting treatment and application of audit areas impacted.

●	Verify mathematical accuracy of supporting schedules utilized for opening balance sheet adjustments.

●	Ensure accounting treatment and application to impacted areas done in accordance with underlying agreements and US GAAP.

/s/ Berkowitz Pollack Brant, Advisors + CPAs

We have served as the Company’s auditor since 2022. West Palm Beach, FL

April 15, 2025