Form 10-K/A
period 2025-12-31
Borealis Foods Inc.
filed 2026-09-30
CIK 1852973

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) amends the Annual Report on Form 10-K of Borealis Foods Inc. (the “Company,” “Borealis,” “we,” “us,” or “our”) for the fiscal year ended December 31, 2025, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 2, 2026 (the “Original 10-K”), as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on July 29, 2026 (“Amendment No. 1”).

This Amendment No. 2 is being filed in response to comments received from the Division of Corporation Finance of the SEC in letters dated July 15, 2026 and September 21, 2026 with respect to the Original 10-K and Amendment No. 1. Specifically:

(i)	the report of the independent registered public accounting firm included in the Original 10-K with respect to the fiscal year ended December 31, 2025 did not identify Borealis Foods Inc. by name as the company whose financial statements were audited;

(ii)	the Original 10-K did not include the report of the independent registered public accounting firm that audited the Company’s financial statements for the fiscal year ended December 31, 2024, as required by Rule 8-02 of Regulation S-X; and

(iii)	Amendment No. 1 did not restate Item 8 of Part II of the Original 10-K in its entirety, as required by Exchange Act Rule 12b-15, and did not include the consent of each independent registered public accounting firm whose report appears in this Annual Report on Form 10-K.

Accordingly, this Amendment No. 2:

(i)	amends and restates Item 8 of Part II of the Original 10-K in its entirety to include (a) the Report of Independent Registered Public Accounting Firm of Carr, Riggs & Ingram, L.L.C. with respect to the fiscal year ended December 31, 2025, which identifies Borealis Foods Inc. and Subsidiaries as the company whose financial statements were audited; (b) the Report of Independent Registered Public Accounting Firm of Berkowitz Pollack Brant, Advisors + CPAs with respect to the fiscal year ended December 31, 2024; and (c) the consolidated financial statements and related notes as of and for the fiscal years ended December 31, 2025 and 2024;

(ii)	amends and restates Item 15 of Part IV of the Original 10-K to update the exhibit index and to file (a) the consents of Carr, Riggs & Ingram, L.L.C. and Berkowitz Pollack Brant, Advisors + CPAs, as Exhibits 23.1 and 23.2, respectively, and (b) new certifications of the Company’s principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as Exhibits 31.1, 31.2, 32.1 and 32.2; and

(iii)	supersedes and replaces Amendment No. 1 in its entirety.

In accordance with Exchange Act Rule 12b-15, this Amendment No. 2 sets forth the complete text of Item 8 of Part II and Item 15 of Part IV of the Original 10-K, as amended, and includes new certifications of the Company’s principal executive officer and principal financial officer, which are filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 2.

Other than as described above, this Amendment No. 2 does not amend, update or restate any other item of the Original 10-K and does not reflect events occurring after the date the Original 10-K was filed. This Amendment No. 2 does not modify or update any other disclosures in the Original 10-K, including any forward-looking statements, and should be read in conjunction with the Original 10-K and the Company’s other filings with the SEC subsequent to the date of the Original 10-K.

PART II

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2025 were audited by Carr, Riggs & Ingram, L.L.C. The consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2024, before the effects of the retrospective adjustments described in Notes 1, 5 and 11, were audited by Berkowitz Pollack Brant, Advisors + CPAs. Such retrospective adjustments were subjected to audit procedures by Carr, Riggs & Ingram, L.L.C., as the Company’s successor independent registered public accounting firm.

The consolidated financial statements, the related notes thereto, and the Reports of Independent Registered Public Accounting Firm of Carr, Riggs & Ingram, L.L.C. and Berkowitz Pollack Brant, Advisors + CPAs are included in this Item 8 and are set forth beginning on page F-1 of this Amendment No. 2.

1

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

1.	Financial Statements. The consolidated financial statements listed in the Index to Consolidated Financial Statements on page F-1 are included in Part II, Item 8 of this Amendment No. 2.

2.	Financial Statement Schedules. All financial statement schedules have been omitted because they are not required or the required information is included in the consolidated financial statements or the notes thereto.

3.	Exhibits. The exhibits listed in the Exhibit Index below are filed or furnished with this Amendment No. 2.

Exhibit Number	Description
23.1	Consent of Carr, Riggs & Ingram, L.L.C., Independent Registered Public Accounting Firm.*
23.2	Consent of Berkowitz Pollack Brant, Advisors + CPAs, Independent Registered Public Accounting Firm.*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13A-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13A-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101	Interactive Data Files (formatted as Inline XBRL) for the consolidated financial statements and related notes included in Item 8.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Borealis Foods Inc.

Date: September 30, 2026	By:	/s/ Reza Soltanzadeh
Reza Soltanzadeh
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Reza Soltanzadeh	Chief Executive Officer and Director	September 30, 2026
Reza Soltanzadeh

/s/ Stephen Wegrzyn	Chief Financial Officer	September 30, 2026
Stephen Wegrzyn

3

BOREALIS FOODS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
(PCAOB ID: 213)

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

Palm Beach Gardens, FL

June 1, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
(PCAOB ID: 52)

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